Form 10-Q
period 1996-03-31
RANCON REALTY FUND I
filed 1996-05-22
CIK 701637

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1996

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from ____________ to ____________


                           Commission File number: 0-10363


                                RANCON REALTY FUND I,
                          A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of Registrant as specified in its charter)


                    California                              95-3523265
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  Identification)

       400 South El Camino Real, Suite 1100
              San Mateo, California                         94402- 1708
     (Address of principal executive offices)                (Zip Code)

                                   (415) 343-9300
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No

            Total number of units outstanding as of March 31, 1996: 18,359

                              NO EXHIBIT INDEX REQUIRED

          PART I.             FINANCIAL INFORMATION

          Item 1.             Financial Statements

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                     March 31, December 31,
          Assets                                       1996        1995
          -------                                    --------    ---------
          Real estate investments:
           Land                                       $   421    $   421
           Buildings and improvements, net of
              accumulated depreciation of $2,318
              and $2,270 at March 31, 1996 and
              December 31, 1995, respectively           3,234      3,283
           Land held for development                    1,849      1,835
                                                       ------     ------
              Net real estate investments               5,504      5,539

           Cash and cash equivalents                       40         83
           Receivables                                      6         25
           Other assets, net of accumulated
              amortization of $168 and $167 at
              March 31, 1996 and December 31,
              1995                                         46         44
                                                       ------     ------
               Total assets                           $ 5,596    $ 5,691
                                                       ======     ======
          Liabilities and Partners' Equity (Deficit)
          ------------------------------------------
           Accounts payable and accrued expenses      $    52    $    35
           Trust deed notes payable                     1,840      1,846
           Other liabilities                               17         17
                                                       ------     ------
               Total liabilities                        1,909      1,898
                                                       ------     ------
          Partners' Equity (Deficit):

           General partners                                (5)        (3)
           Limited partners (18,359 limited
              partnership units outstanding in
              1996 and 1995, respectively)              3,692      3,796
                                                       ------     ------
               Total partners' equity                   3,687      3,793
                                                       ------     ------
          Total liabilities and partners' equity      $ 5,596    $ 5,691
                                                       ======     ======



                   See accompanying notes to financial statements.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                            Three Months Ended
                                                              March 31,
                                                            ----------------
                                                          1996        1995
                                                         ------      ------
          Revenues:
            Rental income                                $   128   $   195
            Interest and other income                         10         1
                                                          ------    ------
                 Total revenues                              138       196
                                                          ------    ------
          Costs and expenses:
            Operating                                         93        83
            Depreciation and amortization                     50        55
            Administrative                                    57        58
            Interest                                          44        44
                                                          ------    ------
                 Total costs and expenses                    244       240
                                                          ------    ------
          Net loss                                       $  (106)  $   (44)
                                                          ======    ======
          Net loss per Limited Partnership Unit          $ (5.66)  $ (2.34)
                                                          ======    ======
          Weighted average number of limited partnership
           Units outstanding during each period used to
           compute net loss per limited partnership unit  18,359    18,359
                                                          ======    ======

















                   See accompanying notes to financial statements.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)
                                     (Unaudited)

                                                General    Limited
                                                Partners  Partners  Total
                                                --------  --------  ------

          Balance at December 31, 1994                 4    4,154    4,158

          Net loss                                    (1)     (43)     (44)
                                                  ------   ------   ------
          Balance at March 31, 1995             $      3 $  4,111  $ 4,114
                                                  ======   ======   ======


          Balance at December 31, 1995                 (3)  3,796    3,793

          Net loss                                    (2)    (104)    (106)
                                                  ------   ------   ------
          Balance at March 31, 1996             $     (5)$  3,692  $ 3,687
                                                  ======   ======   ======






























                   See accompanying notes to financial statements.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                          Three Months Ended
                                                             March 31,
                                                          ------------
                                                        1996         1995
                                                       ------       ------

          Cash flows provided by (used for)
           operating activities:
             Net loss                               $  (106)      $   (44)
          Adjustments to reconcile net loss
             to net cash used for operating
             activities:
                Depreciation and amortization            50            55
          Changes in certain assets and
           liabilities:
                Receivables                              19           (25)
                Other assets                             (4)            6
                Payable to Sponsor                                   (109)
                Accounts payable and accrued
                 expenses                                17            56
                                                     ------        ------
               Net cash used for operating
                activities                              (24)          (61)
                                                     ------        ------
          Cash Flows From Investing Activities:
             Additions to investments in real
              estate and development costs              (13)           (1)
                                                     ------        ------
          Cash Flows From Financing Activities:
             Principal payments on notes payable         (6)           (5)
                                                     ------        ------
          Net decrease in cash                          (43)          (67)

          Cash at beginning of period                    83           385
                                                     ------        ------
          Cash at end of period                     $    40       $   318
                                                     ======        ======
          Supplemental disclosure of cash flow
             information:
             Cash paid for interest                 $    45       $    29
                                                     ======        ======








                   See accompanying notes to financial statements.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, collectively referred to as management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, A California Limited Partnership (the Partnership) as of March 31, 1996 and December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the three months ended March 31, 1996 and 1995.

          Allocation of profits, losses, cash distributions from operations and cash distributions from sale or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the General Partners.

          In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $159,000 per year, which is fixed for five years and subject to reduction in the year following the sale of assets;
          (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 2% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

          As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Reclassification - Certain 1995 balances have been reclassified to conform with the current year presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

          These   unaudited  financial   statements   should  be   read  in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Conditions and Results

          LIQUIDITY AND CAPITAL RESOURCES

          Rancon Realty Fund I, a California Limited Partnership (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of March 31, 1996, the Partnership had cash of $40,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $5,504,000 at March 31, 1996.

          The Partnership's primary source of funds has consisted of the proceeds of its public offerings of Units. Other sources of funds have included mortgage indebtedness, property operations, property sales and interest income on deposits of funds invested temporarily, pending their use in the development of properties. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with obtaining tenants. Net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

          A majority of the Partnership's assets are located within the Inland Empire submarket of the Southern California region. The Southern California regional economy in general, and the real estate industry in particular, are considered to be in a recessionary cycle. Consequently, the operations of the
          Partnership continue to be affected by the economic weakness of the real estate industry in Southern California.

          The   Partnership  currently   owns  the   following  properties:
          Mountain View Plaza Shopping Center (57,456 leasable square feet and 8.9 acres of undeveloped land), the Bowling Center (24,402 leasable square feet), the Auto Center (25,760 leasable square feet), and the Rancon Commerce Center lots (7 undeveloped lots totaling approximately 13.9 acres).

          In 1994, the company that owned and operated the business at the Bowling Center, one of the Partnership's three operating properties, attempted to sell the business without success. The lien holder on the equipment within the Bowling Center repossessed and removed the equipment from the building. The Partnership has determined that the property is not viable as a bowling center and has elected to change its use to industrial and market the property for rental or sale. The Partnership continues to attempt to lease and is also currently soliciting interest in the Bowling Center. The proceeds from a sale of the property would be used to either paydown the Partnership's debt or replenish reserves, which may eventually be used to fund future development costs of the Partnership's undeveloped land. The Rancon Commerce Center lots which are adjacent to Murrieta Creek, cannot be developed until either a) the final location of the creek realignment has been determined by the Flood Control District or b) until an alternative economic method of eliminating the flood hazard which affects these lots has been developed. Either alternative may take as long as a couple of years.

          The Partnership has a single note payable, in the amount of $1,840,000 as of March 31, 1995, which is secured by Mountain View Plaza Shopping Center. The note does not mature until 2002.

          Cash generated by rental activities during 1996 when combined with cash on hand may not be adequate to cover the Partnership's projected expenditures for 1996. The GPs are currently considering the best action to take to satisfy this possible shortfall. Options being considered include; (i) selling a portion of the unimproved land; (ii) obtaining a working capital line of credit; (iii) obtaining a new loan secured by the Auto Center, and (iv) sale of the Mountain View Shopping Plaza, in order to generate sufficient cash proceeds to place the Partnership in a position to cover its projected expenditures. The Partnership will continue to monitor market conditions in order to sell its remaining properties for the best obtainable price during fiscal years 1996 through 1999 as conditions allow.

          RESULTS OF OPERATIONS

          Rental income for the three months ended March 31, 1996 decreased $67,000 or 34% compared to the three months ended March 31, 1995. This decrease is the result of a slight decrease in occupancy at Mountain View Plaza combined with the billing of prior year recoveries in 1995 that was not been billed in the first quarter of 1996. Occupancy rates as of March 31, 1996 were 91%, 78% and 0% for the Mountain View Plaza, Auto Care Centers and Bowling Center, respectively, compared to 93%, 78% and 0%, respectively, for the same periods in 1995.

          Interest and other income increased $9,000 when comparing 1996 and 1995 due to a one-time settlement fee of $10,000 from potential buyers of the Bowling Center site as a result of breaking their contract.

          Operating expenses for the three months ended March 31, 1996 increased by $10,000 or 12% compared to the three months ended March 31, 1995. The increase is due to the costs incurred related to appraisals of the Bowling Center and the unimproved land.

          Depreciation and amortization expense decreased $5,000, or 9%, as compared to the same period in 1995 as a result of certain assets becoming fully amortized.

          General and administrative costs remained consistent for the three months ended March 31, 1996 compared to 1995.

          Part II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    None.

          Item 2.   Changes in Securities

                    Not applicable.

          Item 3.   Defaults Upon Senior Securities

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

                    None.

                    (b) Reports on Form 8-K:

                    None.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RANCON REALTY FUND I,
                              a California Limited Partnership
                              (Registrant)




          Date:               By: /s/ DANIEL L. STEPHENSON
                                Daniel L. Stephenson, General Partner and
                                Director,    President,   Chief   Executive
          Officer                   and Chief Financial Officer of
                                Rancon Financial Corporation,
                                General Partner of
                                Rancon Realty Fund I,
                                a California Limited Partnership