Form 10-Q
period 1996-06-30
RANCON REALTY FUND I
filed 1996-08-14
CIK 701637

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996

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

                                  Yes  X     No

            Total number of units outstanding as of June 30, 1996: 18,355

                              NO EXHIBIT INDEX REQUIRED

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                   June 30,    December 31,
          Assets                                     1996          1995

          Real estate investments:
             Land                                  $  421         $  421
             Buildings and improvements, net
               of accumulated depreciation of
               $2,367 and $2,270 at June 30, 1996
               and December 31, 1995,
               respectively                         3,188          3,283
             Land held for development              1,854          1,835
                                                   ------         ------
               Net real estate investments          5,463          5,539

             Cash                                       1             83
             Receivables                               13             25
             Other assets, net of accumulated
               amortization of $171 and $167
               at June 30, 1996 and December
               31, 1995                                47             44
                                                   ------         ------
                 Total assets                     $ 5,524        $ 5,691
                                                   ======         ======
          Liabilities and Partners' Equity (Deficit)

             Accounts payable and accrued
              expenses                             $   86         $   35
             Trust deed note payable                1,834          1,846
             Other liabilities                         22             17
                                                   ------         ------
                 Total liabilities                  1,942          1,898
                                                   ------         ------
          Partners' Equity (Deficit):

             General partners                          (7)            (3)
             Limited partners (18,355 limited
               partnership units outstanding
               in 1996 and 1995, respectively)      3,589          3,796
                                                   ------         ------
                 Total partners' equity             3,582          3,793
                                                   ------         ------
          Total liabilities and partners'
           equity                                 $ 5,524        $ 5,691
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

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                            Three Months      Six Months
                                                Ended           Ended
                                               June 30,        June 30,
                                            1996     1995    1996     1995

          Revenues:
            Rental income                $   146  $   127 $   274 $   322
            Interest and other income          1      ---      11       1
                                         -------  ------- ------- -------
               Total revenues                147      127     285     323
                                         -------  ------- ------- -------
          Costs and Expenses:
            Operating                         77       90     170     173
            General and administrative        79       59     136     117
            Depreciation and amortization     51       55      99     109
            Interest expense                  45       44      91      89
                                         -------  ------- ------- -------
               Total costs and expenses      252      248     496     488
                                         -------  ------- ------- -------
          Net loss                      $   (105) $  (121)$  (211)$  (165)
                                         =======  ======= ======= =======

          Net loss per limited
           partnership unit              $ (5.61) $ (6.48)$(11.27)$ (8.82)
                                         =======  ======= ======= =======
          Weighted average number of
            limited partnership units
            outstanding during the
            period used to compute
            income (loss) per limited
            partnership unit              18,357   18,359  18,357  18,359
                                          ======   ======  ======  ======















                   See accompanying notes to financial statements.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Partners' Equity (Deficit)
                                    (in thousands)
                                     (Unaudited)

                                                General    Limited
                                                Partners  Partners  Total
                                                --------  --------  ------

          Balance at December 31, 1994          $      4 $  4,154  $ 4,158

          Net loss                                    (3)    (162)    (165)
                                                  ------   ------   ------
          Balance at June 30, 1995              $      1 $  3,992  $ 3,993
                                                  ======   ======   ======


          Balance at December 31, 1995           $     (3)$ 3,796  $ 3,793

          Net loss                                    (4)    (207)    (211)
                                                  ------   ------   ------
          Balance at June 30, 1996              $     (7)$  3,589  $ 3,582
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

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                        1996         1995


          Cash flows from operating activities:
             Net loss                               $  (211)      $  (165)
          Adjustments to reconcile net loss to
           net cash used for operating activities:
             Depreciation and amortization               99           109
             Loan fees amortized to interest
              expense                                     2           ---
          Changes in certain assets and
           liabilities:
             Accounts receivable                         12            (8)
             Other assets                                (7)            9
             Payable to Sponsor                         ---          (109)
             Accounts payable and accrued
              expenses                                   51            37
             Other liabilities                            5           ---
                                                     ------        ------
               Net cash used for operating
                 activities                             (49)         (127)
                                                     ------        ------
          Cash flows used for investing
           activities:
             Additions to real estate                   (21)          ---
                                                     ------        ------
          Cash flows used for financing
           activities:
             Note payable principal payments            (12)          (11)
                                                     ------        ------
          Net decrease in cash                          (82)         (138)

          Cash at beginning of period                    83           385
                                                     ------        ------
          Cash at end of period                     $     1       $   247
                                                     ======        ======
          Supplemental disclosure of cash flow
             information:
                Cash paid for interest              $    89       $    74
                                                     ======        ======







                   See accompanying notes to financial statements.

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

          In the opinion of Rancon Financial Corporation and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, A California Limited Partnership (the Partnership) as of June 30, 1996 and December 31, 1995, and the related statements of operations for the three and six months ended June 30, 1996 and 1995, and changes in partners' equity, and cash flows for the six months ended June 30, 1996 and 1995.

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

                                RANCON REALTY FUND I,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)


          During the quarter ended June 30, 1996, 4 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write-off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of June 30, 1996, limited partnership units issued and outstanding were 18,355.

          Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations.

          LIQUIDITY AND CAPITAL RESOURCES

          Rancon Realty Fund I, a California Limited Partnership (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of June 30, 1996, the Partnership had cash of $1,000. The remainder of the Partnership's assets consist primarily of its investments in properties, which totaled approximately $5,463,000 at June 30, 1996.

          The Partnership's primary source of funds has consisted of the proceeds of its public offerings of Units. Other sources of funds have included mortgage indebtedness, property operations, property sales and interest income on deposits of funds invested temporarily, pending their use in the development of properties. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with obtaining tenants. Net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon has been used to pay expenses related to the Partnership's administrative operations.

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

          In 1994, the company that owned and operated the business at the Bowling Center, one of the Partnership's three operating properties, attempted to sell the business without success. The lien holder on the equipment within the Bowling Center repossessed and removed the equipment from the building. The Partnership has determined that the property will probably not be leased as a bowling center and has marketed the property for any rental use or sale. The Partnership continues to attempt to lease and is also currently soliciting interest in the Bowling Center. The proceeds from a sale of the property would be used to either paydown the Partnership's debt or replenish reserves, which may eventually be used to fund future development costs of the Partnership's undeveloped land. The Rancon Commerce Center lots which are adjacent to Murrieta Creek, cannot be developed until either a) the final location of the creek realignment has been determined by the Flood Control District or b) until an alternative economic method of eliminating the flood hazard which affects these lots has been developed. Either alternative may take as long as a couple of years.

          The Partnership has a single note payable, in the amount of $1,834,000 as of June 30, 1996, which is secured by Mountain View Plaza Shopping Center. The note does not mature until 2002.

          Cash generated by rental activities during 1996 when combined with cash on hand has not been adequate to cover the Partnership's current and projected expenditures for 1996 (see below). The GPs are currently considering the best action to take to satisfy this possible shortfall. Options being considered include; (i) selling a portion of the unimproved land;
          (ii) obtaining a working capital line of credit; (iii) obtaining a new loan secured by the Auto Center, and (iv) sale of the Mountain View Shopping Plaza, in order to generate sufficient cash proceeds to place the Partnership in a position to cover its projected expenditures. The Partnership will continue to monitor market conditions in order to sell its remaining properties for the best obtainable price during fiscal years 1996 through 1999 as conditions allow.

          Accounts payable and accrued expenses increased $51,000 or 145% from December 31, 1995 to June 30, 1996 primarily as a result of a $46,000 short-term cash advance from Glenborough Inland Realty Corporation to supplement the Partnership's cash flow for the period.

          The increase in other liabilities of $5,000 or 29% is related to an increase in security deposits for the six months ended June 30, 1996.

          RESULTS OF OPERATIONS

          Rental income for the six months ended June 30, 1996 decreased $48,000 or 15% compared to the six months ended June 30, 1995. This decrease is the result of a slight decrease in occupancy at Mountain View Plaza combined with a $17,000 decrease in the billing of prior year recoveries from 1995 to 1996. Expenses were higher than budgeted in 1994 resulting in reconciliation of recoveries of $33,000 in 1995 where as in 1996 the recoveries relating to 1995 expenses were calculated to be $16,000. Occupancy rates as of June 30, 1996 were 89%, 91% and 0% for the Mountain View Plaza, Auto Center and Bowling Center, respectively, compared to 93%, 78% and 0%, respectively, for the same periods in 1995.

          Interest and other income increased $10,000 when comparing 1996 and 1995 due to a one-time settlement fee of $10,000 from once potential buyers of the Bowling Center as a result of breaking their contract.

          General and administrative costs increased by $19,000 or 16% for the six months ended June 30, 1996 compared to 1995. The increase is due to an increase in general legal fees of $5,000, investor relations expenses of $4,000 and $7,000 in fees incurred in connectionwith valuations of thelimited partnership interests.

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


          Date: August 13, 1996    RANCON REALTY FUND I,
                                   a California Limited Partnership
                                   (Registrant)




          Date: August 13, 1996     By:
                                      Daniel L. Stephenson, General Partner
                                      and   Director,   President,    Chief
                                      Executive Officer and
                                      Chief Financial Officer of
                                      Rancon Financial Corporation,
                                      General Partner of
                                      Rancon Realty Fund I,
                                      a California Limited Partnership






                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Date: August 13, 1996    RANCON REALTY FUND I,
                                   a California Limited Partnership
                                   (Registrant)




          Date: August 13, 1996     By:  /s/ Daniel L. Stephenson
                                      Daniel L. Stephenson, General Partner
                                      and   Director,   President,    Chief
                                      Executive Officer and
                                      Chief Financial Officer of
                                      Rancon Financial Corporation,
                                      General Partner of
                                      Rancon Realty Fund I,
                                      a California Limited Partnership