Form 10-Q
period 1996-09-30
RANCON REALTY FUND I
filed 1996-11-14
CIK 701637

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-10363


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP.
             (Exact name of registrant as specified in its charter)

                  California                             95-3523265
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

     400 South El Camino Real, Suite 1100
             San Mateo, California                         94402-1708
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

                                    Yes X No



       Total number of units outstanding as of September 30, 1996: 18,346

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September
30,              December 31,
                                                                           1996
                     1995

Assets
Real estate investments:
    Rental property, net of accumulated
       depreciation of $2,415 and $2,270
       at September 30, 1996 and
       December 31, 1995, respectively                               $
3,562              $        3,704
    Land held for development
1,854                       1,835

--------------              --------------
           Total real estate investments
5,416                       5,539

Cash
---                          83
Accounts receivable, net
  1                          25
Deferred financing costs and other fees,
    net of accumulated amortization of $174
    and $167 at September 30, 1996
    and December 31, 1995, respectively
 39                          38
Other assets
 13                           6

--------------              --------------

           Total assets                                              $
5,469              $        5,691

==============              ==============















                                  - continued -


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Balance Sheets - continued
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September
30,              December 31,
                                                                          1996
                     1995

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses                            $
 54              $           20
    Interest payable
 17                          15
    Notes payable
1,918                       1,846
    Other liabilities
 22                          17

--------------              --------------

       Total liabilities
2,011                       1,898

--------------              --------------

Partners' Equity (Deficit):
    General partners
(10)                         (3)
    Limited partners, 18,346 and 18,350
       limited partnership units outstanding
       at September 30, 1996 and
       December 31, 1995, respectively
3,468                       3,796

--------------              --------------

           Total partners' equity
3,458                       3,793

--------------              --------------

              Total liabilities and partners' equity                 $
5,469              $        5,691

==============              ==============

















                 See accompanying notes to financial statements.



                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                     Three
Months Ended                   Nine Months Ended

September 30,                        September 30,

---------------------------             ---------------------
                                                               1996
   1995                 1996                1995
                                                            ----------
----------           ----------          -------
Revenues:
    Rental income                                           $       110
$       149          $       384         $       471
    Interest and other income                                       ---
       ---                   11                   1
                                                            -----------
-----------          -----------         -----------

          Total revenues                                            110
       149                  395                 472
                                                            -----------
-----------          -----------         -----------

Expenses:
    Operating                                                        68
        75                  211                 223
    Interest                                                         49
        46                  140                 137
    Depreciation and amortization                                    50
        51                  149                 158
    General and administative                                        56
        53                  192                 170
    Expenses associated with undeveloped
      land                                                           11
        13                   38                  38
                                                            -----------
-----------          -----------         -----------

          Total expenses                                            234
       238                  730                 726
                                                            -----------
-----------          -----------         -----------

Net loss                                                    $      (124)
$       (89)         $      (335)        $      (254)
                                                            ===========
===========          ===========         ===========

Net loss per limited partnership unit                       $     (6.65)
$     (4.74)         $    (17.88)        $    (13.56)
                                                            ===========
===========          ===========         ===========

Weighted average  number of limited  partnership
    units  outstanding  during the period used to
    compute net loss and distributions per
    limited partnership unit                                     18,346
    18,359               18,348              18,359
                                                            ===========
===========          ===========         ===========












                 See accompanying notes to financial statements.


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                                 (in thousands)

              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                             General
  Limited
                                                             Partners
 Partners               Total

Balance at December 31, 1995                              $          (3)
$      3,796        $       3,793

Net loss                                                             (7)
        (328)                (335)
                                                          -------------
------------        -------------

Balance at September 30, 1996                             $         (10)
$      3,468        $       3,458
                                                          =============
============        =============



Balance at December 31, 1994                              $           4
$      4,154        $       4,158

Net loss                                                             (5)
        (249)                (254)
                                                          -------------
------------        -------------

Balance at September 30, 1995                             $          (1)
$      3,905        $      (3,904)
                                                          =============
============        =============

















                 See accompanying notes to financial statements.


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)

       Nine months ended

          September 30,

 1996                     1995
Cash flows from operating activities:
  Net loss                                                                   $
   (335)               $     (254)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization
    149                       158
    Amortization of loan fees, included in
     interest expense
      3                         3
Changes in certain assets and liabilities:
    Accounts receivable
     24                         5
    Deferred financing costs and other fees
     (8)                       (3)
    Other assets
     (7)                        4
    Accounts payable and accrued expenses
     34                        36
    Payable to Sponsor
    ---                      (109)
    Interest payable
      2                        15
    Other liabilities
      5                        (4)

----------                ----------

       Net cash used for operating activities
   (133)                     (149)

----------                ----------

Cash flows from investing activities:
    Additions to real estate
    (22)                       (6)

----------                ----------

       Net cash used for investing activities
    (22)                       (6)

----------                ----------

Cash flows from financing activities:
    Proceeds from notes payable
     90                       ---
    Note payable principal payments
    (18)                      (16)

----------                ----------

       Net cash provided by (used for)
        financing activities
     72                       (16)

----------                ----------

Net decrease in cash
    (83)                     (171)

----------                ----------

Cash at beginning of period
     83                       385

----------                ----------

Cash at end of period                                                        $
    ---                $      214

==========                ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $
    134                $      119

==========                ==========

                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, A California Limited Partnership (the Partnership) as of September 30, 1996 and December 31, 1995, and the related statements of operations for the three and nine months ended September 30, 1996 and 1995, and changes in partners' equity and cash flows for the nine months ended September 30, 1996 and 1995.

Allocation of profits, losses, cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the general partners.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $159,000 per year, which is fixed for five years and subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 2% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the general partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

During the quarter ended June 30, 1996, 4 units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write-off investments for income tax purposes. The equity (deficit) balance of the abandoned units was allocated to the remaining outstanding units. As of September 30, 1996, limited partnership units issued and outstanding were 18,346.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Reclassification - Certain 1995 balances have been reclassified to conform with the current period presentation.

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

Note 3.           REAL ESTATE INVESTMENTS

On October 4, 1996, the Partnership entered into an agreement for the sale of the Bowling Center property. The sales price is $773,000 and the sale is expected to close escrow by December 31, 1996.

Note 4.           NOTE PAYABLE

The Partnership entered into a short-term loan with Glenborough to finance current operating costs in excess of revenues. The loan accrues interest monthly at 10% and is due and payable in September, 1998. The Partnership expects to pay-off the loan with proceeds from the sale of the Bowling Center property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Rancon Realty Fund I, a California Limited Partnership (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of September 30, 1996, the Partnership's assets consist primarily of its investments in properties, which totaled approximately $5,416,000.

The Partnership's primary source of funds has consisted of the proceeds of its public offerings of Units. Other sources of funds have included new financing, rental operations, property sales and interest income on deposits of funds invested temporarily, pending their use in the development of properties. Net cash generated by rental operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

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

In 1994, the company that owned and operated the business at the Bowling Center attempted to sell the business without success. The lien holder on the equipment within the Bowling Center repossessed and removed the equipment from the building. The Partnership has determined that the property will probably not be leased as a bowling center and has marketed the property for any rental use or sale. As of September 30, 1996, the Bowling Center is in escrow to be sold by December 31, 1996 for a purchase price of $773,000. The proceeds from a sale of the property would be used to paydown the Partnership's debt and replenish cash reserves, which may eventually be used to fund operations of the Partnership's undeveloped land.

The Rancon Commerce Center lots which are adjacent to a creek, cannot be developed until the final location of the creek realignment has been determined and released by the Flood Control District. This information is expected to be final by the end of 1996.

The Partnership has two notes payable at September 30, 1996. One in the amount of $1,828,000, secured by Mountain View Plaza Shopping Center, matures in 2002. The other is an unsecured loan in the amount of $90,000, due to Glenborough Inland Realty Corporation, and matures September, 1998.

Cash generated by rental activities during 1996 when combined with cash on hand has not been adequate to cover the Partnership's current and projected expenditures for 1996 (see below).

Management is currently considering the best action to take to satisfy this possible shortfall. Options being considered include; (i) selling a portion of the unimproved land; (ii) obtaining a working capital line of credit; (iii) obtaining a new loan secured by the Auto Center, and (iv) sale of the Mountain View Shopping Plaza, in order to generate sufficient cash proceeds to place the Partnership in a position to cover its projected expenditures. The Partnership will continue to monitor market conditions in order to sell its remaining properties for the best obtainable price as conditions allow.

Accounts payable and accrued expenses increased $34,000 or 170% from December 31, 1995 to September 30, 1996 as a result of a $10,000 short-term cash advance from Glenborough Inland Realty Corporation to supplement the Partnership's cash flow for the period combined with a $24,000 increase in accrued property taxes.

The increase in other liabilities of $5,000 or 29% is primarily related to an increase in security deposits for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1996 decreased $87,000 or 18% compared to the nine months ended September 30, 1995. This decrease is the result of a slight decrease in occupancy at Mountain View Plaza combined with a $17,000 and $18,000 decrease in the billing of prior year recoveries and current year common area maintenance (CAM), respectively, from 1995 to 1996. Expenses were higher than budgeted in 1994 resulting in reconciliation of recoveries of $33,000 in 1995 where as in 1996 the recoveries relating to 1995 expenses were calculated to be $16,000. Similarly, expenses related to CAM were billed at a higher amount in 1995 than in 1996 and two major tenants have not yet been billed in 1996. Occupancy rates as of September 30, 1996 were 89%, 91% and 0% for the Mountain View Plaza, Auto Center and Bowling Center, respectively, compared to 93%, 78% and 0%, respectively, for the same periods in 1995.

Interest and other income increased $10,000 when comparing 1996 and 1995 due to a one-time settlement fee of $10,000 from once potential buyers of the Bowling Center as a result of breaking their contract.

General and administrative costs increased by $22,000 or 13% for the nine months ended September 30, 1996 compared to 1995. The increase is due to an increase in general legal fees of $9,000, investor relations expenses of $5,000 and $7,000 in fees incurred in connection with valuations of the limited partnership interests.

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

                  #27 - Financial data schedule.

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


                                    RANCON REALTY FUND I,
                                    a California Limited Partnership
                                    (Registrant)



Date: November 13, 1996                 By: /s/Daniel L. Stephenson
                                        Daniel L. Stephenson,
                                        General Partner and Director,
                                        President, Chief Executive Officer
                                        and Chief Financial Officer of
                                        Rancon Financial Corporation,
                                        General Partner of
                                        Rancon Realty Fund I,
                                        a California Limited Partner