Form 10-K
period 1996-12-31
RANCON REALTY FUND I
filed 1997-03-31
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

                         Commission file number: 0-10363

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  California                             95-3523265
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)             Identification No.)

     400 South El Camino Real, Suite 1100                94402-1708
                                                       ------------
             San Mateo, California                       (Zip Code)
             ---------------------
   (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 343-9300 Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Inapplicable
                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus dated November 10, 1982, filed pursuant to Rule 424(b), File no. 2-68265, is incorporated by reference in Part IV hereof.

                                     PART I


Item 1.           Business

Rancon Realty Fund I, a California Limited Partnership, (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (RFC) (General Partners). The Partnership was organized in 1980, and completed its public offerings of limited partnership units (Units) in July, 1983. In 1996, four Units were abandoned as a result of limited partners desiring to longer receive a K-1 from the Partnership. The equity (deficit) balance of the abandoned Units has been allocated to the remaining limited partners. As of December 31, 1996, 18,346 Units were issued and outstanding. The Partnership has no employees.

At December 31, 1996, the Partnership owned two operating properties and two lots, which are more fully described in Item 2.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as rental property and land held for sale on the accompanying December 31, 1996 balance sheet and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although Management believes the Partnership properties are competitive with comparable properties as to those factors within the Partnership's control, continued over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates.

Working Capital

The Partnership's practice is to maintain cash reserves, when possible, for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

Item 2.           Properties

The Partnership currently owns the properties listed below:
                                                                                                 Encumbrances at
    Name                        Location                  Type                  Size            December 31, 1996
    ----                        --------                  ----                  ----           ------------------
   Rancon Commerce
     Center Auto Service                            Commercial/
     Center                  Temecula, CA             Industrial            25,761 sq. ft.             None
   Rancon Commerce
     Center lots             Temecula, CA           Unimproved lots         13.9 acres                 None
   Mountain View Plaza
     Shopping Center         Mojave, CA             Commercial              57,456 sq. ft.           $1,821,000
   Mountain View
     Plaza lots              Mojave, CA             Unimproved lots         8.9 acres                  None

Rancon Commerce Center

In May, 1981, the Partnership acquired approximately 91.5 gross acres of undeveloped land known as Winchester Commerce Center (WCC) in Temecula, Riverside County, California. In 1985, WCC was renamed Rancon Commerce Center
(RCC). The Partnership subdivided RCC into 72 lots, many of which were further developed, and a substantial number of which were sold from 1986 to 1991. In December, 1996, the Partnership sold the Bowling Center, one of the rental properties developed on the RCC land. The Partnership currently owns a total of approximately 18 acres at RCC which consists of the Auto Service Center and seven undeveloped lots.

The Auto Service Center consists of a one story building with a tiltwall exterior with steel frame. The building is approximately 25,761 square feet of leasable space, of which approximately 5% is office space, on approximately 3.96 acres. The property is located in the Temecula/Murrieta trade area region at the intersection of Commerce Center Drive and Via Montezuma, an area characterized by mixed commercial uses including retail centers, restaurants, convenience retail and hotels.

The automotive sector of the commercial real estate market for Temecula has been strengthening primarily due to the addition of several regional and automotive users such as Pep Boys, Midas Mufflers, and AAMCO along with the addition of a Rancho Ford Dealership to the area. The area now has a wide range of automotive dealerships including Honda, Chrysler, Cadillac and Chevrolet that specialize in sales and service.

According to research conducted by the Partnership's property manager, there are only two competitive retail automotive centers within the trade market area of the Partnership's property. The combined Gross Leasable Area of these centers is approximately 55,702 square feet of which approximately 13.28% is vacant. This vacancy rate represents a 40% decrease from 1995. Effective lease rates in these centers vary from $.65 per square foot to $1.00 per square foot gross with Landlords continuing to provide rental incentives of at least one month free rent for each year of the term. The competition in the smaller user market (ranging in size from 900 square feet to 3,000 square feet) is in centers designed strictly for automotive users at significantly less rent in exchange for less parking, inferior location and flawed design. These owners are still offering some rental incentives along with reduced or scaled-down rental rates.

The Auto Service Center is in a unique position in that it competes with two like auto service centers and also multiple converted industrial projects that can offer much lower rates. The high end of the competition is Ynez Car Care Center whose asking rates are $1.00 per square foot modified gross (tenant pays utilities and interior janitorial costs), a change from the previous asking price of $.80 NNN (tenant pays all operating expenses, including taxes, insurance, and non-structural capital improvements), and CO-OP Auto Service Center at $.65 to $.70 per square foot modified gross. Both buildings are newer and management believes are in better locations. The industrial buildings have leased automotive space from $.45 per square foot to $.55 per square foot modified gross. These areas are zoned for general and light-industrial business and are currently only partially built-out.

Other industrial areas include several proposed business parks to be located on the east side of I-15 at Winchester Road. The industrial use buildings are primarily situated within planned business parks located in areas away from residential or other sensitive areas. These business parks provide a controlled climate for industrial and office uses to conduct business in an area favorable to commercial/industrial activity.

The RCC Auto Service Center occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last four years were:

                     Occupancy Level            Average Annual Effective
                       Percentage                 Rent per Square Foot
                       ----------                 --------------------
   1996                    91%                        $    7.37
   1995                    78%                        $    8.31
   1994                   100%                        $    7.50
   1993                    90%                        $    7.50

The current annual effective rental rates range from $4.26 to $9.03 per square foot.

Average annual effective rent decreased in 1996, despite the increase in occupancy, due to four months of free rent given to a new tenant of the Auto Service Center which tenant's lease began May 1, 1996.

Five tenants occupy ten percent or more of the net rentable square footage of the building. The principal terms of the leases and the nature of the tenants' businesses are as follows:

                                Rancho Smog & Repair       Thrifty Transmission
  Nature of Business:           Smog testing & repair      Automotive repair
  Lease Term:                   7 years                    4 years
  Expiration Date:              March 31, 2000             April 30, 2001
  Square Feet:                  4,920                      5,724
  (% of rentable total):        19%                        22%
  Annual Rent:                  $42,000                    $49,000
  Rent Increase:                Annual-CPI                 Annual-CPI
  Renewal Options:              None                       None

                                Durango, Inc.              Enterprise Automotive
  Nature of Business:           Automotive repair          Automotive repair
  Lease Term:                   4 years                    6 years
  Expiration Date:              September 30, 1998         November 30, 1999
  Square Feet:                  2,673                      2,640
  (% of rentable total):        10%                        10%
  Annual Rent:                  $22,500                    $21,000
  Rent Increase:                Annual-CPI                 Annual-CPI
  Renewal Options:              None                       None

                               Mufflers West
  Nature of Business:          Muffler installation & repair
  Lease Term:                  5 years
  Expiration Date:             July 14, 1998
  Square Feet:                 2,640
  (% of rentable total):       10%
  Annual Rent:                 $24,000
  Rent Increase:               Annual-CPI
  Renewal Options:             None

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the RCC Auto Service Center is unencumbered.

During 1996, the RCC Auto Service Center property was assessed property taxes of approximately $15,000 based on a tax rate of 1.35%.

The undeveloped lots have entitlements in place for commercial or industrial use within the Rancon Commerce Center. The lots are located in Temecula, California on the west side of Commerce Center Drive and east of the Murrietta Creek in a light industrial and commercial area adjacent to the California Highway Patrol area headquarters. In November 1996, a new 100 year flood plan map was completed and released as part of the Murrieta Creek Flood Control Project. The Partnership's undeveloped lots are shown to be outside the flood plan although at this time the city of Temecula is not issuing building permits in this area. The proposed channel design that benefits the Partnership's lots must still be approved and this may take as long as three years. The property is held in fee by the Partnership, and is subject to covenants, conditions and restrictions recorded in 1982.

During  1996,  the  RCC  unimproved   lots  were  assessed   property  taxes  of
approximately $17,000 based on a tax rate of 2.12%

Mountain View Plaza Shopping Center

In July, 1981, the Partnership acquired approximately 21.7 gross acres of undeveloped land located in Mojave, Kern County, California. The purchase price was approximately $1,625,000. Of the 21.7 acres acquired, the Partnership developed approximately 12.8 acres as a neighborhood shopping center consisting of a detached 30,000-square foot retail building, two single-story multi-tenant retail buildings (9,534 square feet and 12,000 square feet, respectively), a 1,872-square foot fast food building and a 4,050-square foot family restaurant. A sixth free-standing building, consisting of approximately 1,584 square feet, was built and later sold to an unaffiliated purchaser on September 30, 1987. The Partnership operates the neighborhood shopping center as rental property and holds the balance of the land (approximately 8.9 acres) for sale.

Mountain View Plaza Shopping Center is constructed with masonry/concrete block with stucco store fronts and Mexican tile overhangs, and is the only large retail strip center in Mojave. The property is located in a very unpopulated area of Kern County. The population of Mojave is estimated at 4,000 (based on Census information) with 1,500 households. Statistics project this number to increase at approximately 4% per year.

Due to the remote location of Mojave, the size of the trade area and the fact that this is the only traditional retail center in Mojave, it is difficult to identify a retail property which directly competes with Mountain View Plaza. According to research conducted by the Partnership's property manager, the trade market has approximately 325,000 square feet of leasable space, of which approximately 12% is vacant. This vacancy rate is 2% higher than the average vacancy rate of approximately 10% for grocery/drug anchored centers in Kern County. The average asking rent of competitive centers is approximately $1.00 per square foot per month with landlords achieving $.80-$.95 effective rental rates plus operating expenses. The average effective rental rate at Mountain View Plaza Shopping Center at December 31, 1996 was approximately $0.80.

The occupancy level at December 31, (including tenants with ground leases) expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last four years were:

                Occupancy Level              Average Annual Effective
                 Percentage                   Rent per Square Foot
   1996             89%                          $     6.61
   1995             91%                          $     7.39
   1994             85%                          $     7.56
   1993             93%                          $     7.56

Mountain View Plaza Shopping Center property has two ground leases totaling 49,701 square feet. These tenants are only obligated to pay their pro-rata share of the common area expenses of the property.

In February 1996, the property lost a tenant due to financial instability. The tenant occupied 1,872 square feet of space and had an average annual effective rental rate of $25.31. Management continues to market the space for rent but has been unsuccessful.

The current annual rental rates range from $4.53 to $12.94 per square foot.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of the lease and the nature of the tenant's business is as follows:

                                  K-Mart
   Nature of Business:            Retail
   Lease Term:                    25 years
   Expiration Date:               October 31, 2007
   Square Feet:                   30,000
   (% of rentable total):         28%
   Annual Rent:                   $136,000
   Rent Increase:                 Annual-CPI
   Renewal Options:               None

In 1993, K-Mart Corporation vacated the space at Mountain View Plaza Shopping Center but has continued to meet its monthly rental obligations as set forth in the lease agreement.

In the opinion of management, the property is adequately covered by insurance.

At December 31, 1996, the Partnership has a single note payable secured by the Mountain View Plaza Shopping Center in the amount of $1,821,000. The note matures June 1, 2002.

During 1996, the Mountain View Plaza Shopping Center property was assessed property taxes of approximately $23,000 based on a tax rate of 1.11%.

The unimproved lots include 7.7 acres located behind the Mountain View Shopping Center, and 1.2 acres on two retail pads in front of the Center. The 1.2 acres are suitable for fast food restaurants. There are no entitlements in place for the 7.7 unimproved acres, and the Partnership has no plans to obtain them, since current demand for office or industrial property in this market is minimal. The property was acquired in 1982, and is zoned commercial. It suffers from poor access and a significant drainage problem which limits current usage.

During 1996, the Mountain View Plaza unimproved lots were assessed property taxes approximately $5,000 based on a tax rate of 1.11%.

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Partnership's Common Equity and Related Stock Holder Matters

Market Information

There is no established trading market for the Units.

Holders

As of December 31, 1996, a total of 2,507 persons (Limited Partners) held Units.

Distributions

Distributions are paid from either Sale or Refinancing Proceeds or Cash Available for Distribution.

Cash Available for Distribution is defined in the Partnership Agreement as all cash flow of the Partnership, after deducting such funds used to pay debt service, capital improvements and operating expenses, less adequate cash reserves for obligations of the Partnership for which there is no provision. All distributions of Cash Available for Distribution are divided in the ratio of 98% to the Limited Partners and 2% to the General Partners.

Sale or Refinancing Proceeds is defined in the Partnership Agreement as the net cash realized by the Partnership from the sale, disposition or refinancing of any property after retirement of applicable mortgage debt and all expenses related to the transaction. All distributions of Sale or Refinancing Proceeds are allocated generally as follows (a more explicit statement of these distribution policies is set forth in the Partnership Agreement):

             (i) 100% to Limited Partners until they have received distributions from Sale or Refinancing Proceeds totaling 100% of their capital contributions, plus distributions from all sources equal to a 15% per annum cumulative noncompounded return on their unreturned capital contributions and (ii) thereafter 80% to the Limited Partners and 20% to the General Partners.

There were no distributions during the three most recent fiscal years.

Item 6.           Selected Financial Data

The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

The following is selected  financial  data for the five years ended December 31,
(in thousands, except per Unit data).
                                          1996             1995            1994           1993             1992
                                         ------           ------          ------         ------           -----

Rental income                         $        515     $       598      $      632     $      755       $    831

Gain on sale of property              $        138     $        --      $       --     $       --       $     --

Provision for impairment of
   investments in real estate         $       (513)    $        --      $       --     $     (115)      $   (161)

Net loss                              $       (803)    $      (365)     $     (395)    $     (200)    $     (277)

Net loss allocable to
 limited partners                     $       (787)    $      (358)     $     (387)    $     (196)      $   (271)

Net loss per limited
  partnership unit                    $     (42.90)    $    (19.51)     $  (21.07)     $   (10.67)     $  (14.75)

Total assets                          $      4,877     $     5,691      $    6,155     $    6,498      $   6,716

Long-term obligations                 $      1,821     $     1,846      $    1,868     $    1,891      $   1,911

Cash distribution per
  limited partnership unit           $         --      $        --     $       --     $       --      $        --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL COMMITMENTS:

As of December 31, 1996, the Partnership had cash of $467,000. The remainder of the Partnership's assets consists primarily of it's investments in real properties, all held for sale, which totaled approximately $4,357,000 at December 31, 1996.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as rental property and land held for sale on the accompanying December 31, 1996 balance sheet and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

The Partnership's sources of funds have included mortgage indebtedness, property operations, and property sales. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with obtaining tenants. Net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that the market has flattened and is no longer falling in terms of sales prices. While prices have not increased significantly, the Southern California real estate market appears to be improving.

On December 11, 1996, the Partnership sold the Bowling Center to an unaffiliated third party for $700,000. The sale resulted in a gain of $138,000 and cash proceeds of $636,000. The Partnership used the proceeds to payoff an unsecured note payable of $144,000 and replenish cash reserves. The sale was an all cash sale and the Partnership has no continuing obligations or involvement with the property. Accordingly, the Partnership recognized the sale of the Bowling Center property under the full accrual method of accounting.

On February 3, 1997, the Partnership entered into a letter of intent with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale is expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. The Partnership would pay-off the related debt on the Mountain View Shopping Center property with the proceeds from the sale.

The Partnership has a single note payable, in the amount of $1,821,000 as of December 31, 1996, which is secured by Mountain View Plaza Shopping Center. The note does not mature until 2002.

Management believes that the Partnership's available cash together with the cash generated by the operations prior to sales of the real estate and net proceeds upon the sales of the assets will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS:

Rental revenue decreased $83,000, or 14% in 1996 compared to 1995. The decrease is a result of the slight decrease in occupancy at the Mountain View Plaza resulting in vacancy loss of $17,000, combined with a $17,000 decrease in the billing of prior year recoveries from 1995 to 1996. Recoverable expenses were higher than budgeted in 1994 resulting in reconciliation of recoveries of $33,000 in 1995 where as in 1996 the recoveries relating to 1995 expenses were calculated to be $16,000. In addition, there was $12,000 of bad debt at Mountain View Plaza recorded as a reduction to rental revenue in 1996. The $34,000, or 5%, decrease in rental revenue in 1995 compared to 1994 is a result of the vacancy at the Bowling Center in late 1994.

As discussed in Note 3 of the Notes to Financial Statements, the sale of the Bowling Center resulted in a gain of $138,000 and is included on the Partnership's 1996 statement of operations.

Operating expenses decreased $49,000, or 16%, for the year ended December 31, 1996 compared to 1995 primarily due to a $16,000 reduction in real estate taxes and a $7,000 refund of prior years real estate taxes combined with a reduction in parking repairs and maintenance at Mountain View Plaza. In addition, the management fee at Mountain View Plaza, which is based on collections, decreased $5,000 due to the reduction in rental revenue, as previously discussed. The increase of 5% for the year ended December 31, 1995 compared to 1994 occurred when the Partnership incurred expenses related to the vacant Bowling Center that had been paid by the tenant in the prior year.

Depreciation and amortization expense remained consistent from 1995 to 1996. The 8% decrease for the year ended December 31, 1995 compared to 1994 was due to certain assets becoming fully depreciated.

During 1996, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots were in excess of their estimated fair value and a provision for impairment of the investment in the amount of $513,000 was recorded.

General and administrative expense increased $31,000, or 14%, for the year ended December 31, 1996 compared to 1995 primarily due to a one-time payment of $7,000 for fees rendered in connection with valuations of the limited partnership interests and an increase in data processing charges of $7,000. In addition, there was a $14,000 increase in general legal fees associated with administering the Partnership's and properties' day-to-day affairs. The 25% decrease for the year ended December 31,

1995 compared to 1994 is a result of the one-time payment of severance and legal fees that occurred in 1994, offset by the payment and expense of 1994 audit and tax return fees in 1995. Since January 1, 1995, audit and tax fees have been accrued in the year to which they relate.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough, for approximately $4,466,000 and the assumption of $1,715,000 of RFC's debt, the contract to perform the rights and responsibilities under RFC's agreement with the Partnership, eight other related partnerships and third parties (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. As part of this agreement, Glenborough will perform certain responsibilities for the General Partner(s) of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC. This agreement was effective January 1, 1995.

RFC entered into the transaction with Glenborough described above, when it determined to sell that portion of its business relating to investor services, property management services and asset management services, and those services are now rendered to the Rancon Partnerships by Glenborough. The Partnership required those services to be rendered to it until such time as all of its properties were sold, whether performed by the General Partner or Glenborough. RFC, as General Partner for the Partnership, has the responsibility and obligation to manage the Partnership business, including the sale of its properties, notwithstanding that certain property management and other administrative activities regarding the Partnership are now performed by Glenborough.

As a result of the agreement between RFC and Glenborough, RFC terminated certain employees who were previously responsible for performing the administrative, legal and development services to the Partnership. Upon termination, certain employee costs including severance benefits were allocated to the various Rancon Partnerships. Such costs allocated to the Partnership aggregated $51,000 and were included in administrative expenses for the year ended December 31, 1994.

Item 8.           Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 6, 1995, Price Waterhouse LLP was dismissed as the principal independent accountant for the Partnership. The decision to dismiss Price Waterhouse LLP was made by the Partnership's General Partners.

The reports of Price Waterhouse LLP on the Partnership's financial statements for the period ending December 31, 1994, do not contain an adverse opinion or a disclaimer of an opinion, nor were such opinions modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 1994 and the subsequent interim period from January 1, 1995 to June 6, 1995, there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. For this purpose the term disagreement does not include initial differences of opinion based on incomplete facts or preliminary information that were later resolved to the satisfaction of Price Waterhouse LLP by obtaining additional relevant facts or information.

During the fiscal year ended December 31, 1994 and the subsequent interim period from January 1, 1995 to June 6, 1995, there were no "reportable events" of the type described in Rule 304(a)(1)(v)(A) through (D) of Regulation S-K.

On June 6, 1995, the Partnership engaged Arthur Andersen LLP as its new principal independent accountant. During the fiscal year ended December 31, 1994 and the subsequent interim period from January 1, 1995 through June 6, 1995, the Partnership did not consult with Arthur Andersen LLP as to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                                    Part III

Item 10.          Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and RFC are the General Partners of the Partnership. The executive officer and director of Rancon is:

Daniel L. Stephenson       Director, President, Chief Executive Officer and
                           Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 53, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Effective January 1, 1994, RFC acquired all the outstanding shares of Partnership Asset Management Company, a California corporation, which previously performed or contracted on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership. These services were provided to the Partnership by RFC subject to the provisions of the Partnership Agreement during calendar 1994.

Rancon Development Fund VII (RDFVII), a partnership sponsored by the General Partners, filed for protection under Chapter 11 of Federal Bankruptcy Law on May 6, 1994 in order to put an automatic stay on RDFVII's property and to forestall the pending foreclosure. In March, 1994, the General Partners were approached by a non-affiliated party interested in acquiring the interests of RDFVII's general partners and attempting to restructure the partnership and its secured debt.
Although the necessary majority-in-interest of RDFVII's limited partners was received, an agreement regarding the terms of the transfer and the plan of reorganization could not be reached. The holder of the note secured by RDFVII's property filed for and was granted a relief from the stay thereby allowing the foreclosure sale to proceed. Such sale took place on September 15, 1994 and the bankruptcy was subsequently dismissed, as the property was RDFVII's only asset.

Six Stoneridge L.P. (SSRLP), a partnership formed by Rancon Development Fund VI (RDFVI), a partnership sponsored by the General Partners filed for protection under Chapter 11 of Federal Bankruptcy Law in December, 1992. Efforts to negotiate a modification of the purchase agreement of StoneRidge I, to obtain loans, joint venture partners or other vehicles to meet or modify the cash payment requirements were unsuccessful. In February, 1993, an adversary complaint was filed against SSRLP in the bankruptcy court to determine the nature and extent of SSRLP's interest in StoneRidge I and the debt associated with the property. A tentative agreement has been reached and the bankruptcy was dismissed effective November 8, 1995. As of December 31, 1996, SSRLP and RDFVI have been dissolved.

Item 11.          Executive Compensation

The Partnership  has no executive  officers.  For information  relating to fees,
compensation,   reimbursements   and  distributions  paid  to  related  parties,
reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management

                                                    Amount and
                                                    Nature of
   Title                                           Beneficial           Percent
 of Class     Name of Beneficial Owner              Ownership          of Class

   Units      Rancon Financial Corporation      95 Units (direct)          *

*  Less than 1 percent

Changes in Control

The Limited Partners have no right, power or authority to act for or bind the Partnership. However, the Limited Partners have the power to vote upon the following matters affecting the basic structure of the Partnership, each of which shall require the approval of Limited Partners holding a majority of the outstanding Units: (i) amendment of the Partnership Agreement; (ii) termination and dissolution of the Partnership; (iii) sale, exchange or pledge of all or substantially all of the assets of the Partnership; (iv) removal of the General Partners or any successor General Partner; and (v) election of a new General Partner or General Partners upon the removal, retirement, death, insanity, insolvency, bankruptcy or dissolution of the General Partners or any successor General Partner.

Item 13.          Certain Relationships and Related Transactions

For the year ended December 31, 1996, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  The following documents are filed as part of the report

              (1)  Financial Statements:

                   Reports of Independent Public Accountants

                   Balance Sheets as of December 31, 1996 and 1995

                    Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

                    Statements of Partners' Equity (Deficit) for the Years Ended December 31, 1996, 1995 and 1994

                    Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                   Notes to Financial Statements

              (2)  Financial Statement Schedule:

                    Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996 and Note thereto

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

              (3)  Exhibits:

               (3.1) Certificate and Agreement of Limited Partnership of the Partnership, included as Exhibit A to the Prospectus dated November 10, 1982, filed pursuant to Rule 424(b), File Number 2-68265, is incorporated as an Exhibit herein by reference. *

               (27)       Financial data schedule

               * Included as an Exhibit in the Partnership's annual report on Form 10-K for fiscal year ended December 31, 1992.

         (b) Reports on Form 8-K
               None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 27,1997      RANCON REALTY FUND I,
                         a California Limited Partnership
                         (Registrant)




Date: March 27, 1997           By:/s/ DANIEL L. STEPHENSON
                                  ------------------------
                               Daniel L. Stephenson, General Partner and
                               Director, President, Chief Executive Officer and
                               Chief Financial Officer of
                               Rancon Financial Corporation,
                               General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.




Date: March 27, 1997           By:/s/ DANIEL L. STEPHENSON
                                 -------------------------
                               Daniel L. Stephenson, General Partner and
                               Director, President, Chief Executive Officer and
                               Chief Financial Officer of
                               Rancon Financial Corporation,
                               General Partner

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE






                                                                            Page

         Reports of Independent Public Accountants                        18, 19

   Financial Statements:

      Balance Sheets as of December 31, 1996 and 1995                         20

      Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                     21

      Statements of Partners' Equity (Deficit)
         for the years ended December 31, 1996, 1995 and 1994                 22

      Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                     23

      Notes to Financial Statements                                           24

   Schedule:

      III -Real Estate and Accumulated Depreciation
           as of December 31, 1996 and Note thereto                           31

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND I, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON REALTY FUND I, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statement of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND I, A
CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California
  February 12, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the General and Limited Partners of
Rancon Realty Fund I

In our opinion, the accompanying statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rancon Realty Fund I for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Rancon Realty Fund I for any period subsequent to December 31, 1994.

Our audit for the year ended December 31, 1994 was made for the purpose for forming an opinion on the basic financial statements taken as a whole. Our audit also included an audit of the Financial Statement Schedule listed in Item 14 (a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

San Diego, California
February 3, 1995


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1996 and 1995
                    (in thousands, except units outstanding)


Assets                                                                             1996                 1995
------                                                                           --------             ------
Investments in real estate:
    Rental property held for sale                                             $        2,563        $          --
    Land held for sale                                                                 1,794                   --
    Rental property, net of accumulated
      depreciation of $2,270                                                               --                3,704
    Land held for development                                                              --                1,835
         Net real estate investments                                                   4,357                5,539

Cash                                                                                     467                   83
Accounts receivable, net                                                                  10                   25
Deferred financing costs and other fees, net
    of accumulated amortization of $109 and
    $167 in 1996 and 1995, respectively                                                   37                   38
Other assets                                                                               6                    6
                                                                                ------------        -------------

         Total assets                                                         $        4,877        $       5,691
                                                                               =============         ============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                             $        1,821        $       1,846
    Accounts payable and accrued expenses                                                 23                   20
    Interest payable                                                                      21                   15
    Other liabilities                                                                     22                   17
                                                                                ------------        -------------
         Total liabilities                                                             1,887                1,898
                                                                                ------------        -------------

Partners' Equity (Deficit):
    General partners                                                                     (19)                  (3)
    Limited partners (18,346 and 18,350 limited partnership
      units outstanding in 1996 and 1995, respectively)                                3,009                3,796
                                                                                ------------        -------------

         Total partners' equity                                                        2,990                3,793
                                                                                ------------        -------------

Total liabilities and partners' equity                                        $        4,877        $       5,691
                                                                               =============         ============


   The accompanying notes are an integral part of these financial statements.


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 1996, 1995 and 1994
                     (in thousands, except per unit amounts)


                                                                                    1996            1995            1994
                                                                                    ----           ------          -----
Revenue:
 Rental income                                                                 $        515   $        598    $        632
 Interest and other income                                                               10              3              12
 Gain on sale of property                                                               138             --              --
                                                                                -----------    -----------    ------------
        Total revenue                                                                   663            601             644
                                                                                -----------    -----------    ------------

Expenses:
 Operating, including $27 paid to Sponsor
     in 1994                                                                            264            313             298
 Interest                                                                               188            183             183
 Depreciation and amortization                                                          199            205             223
 Provision for impairment of investment in
    real estate                                                                         513             --              --
 General and administrative, including $263
    paid to Sponsor in 1994                                                             251            220             292
 Expenses associated with undeveloped land                                               51             45              43
                                                                                -----------    -----------    ------------
     Total expenses                                                                   1,466            966           1,039
                                                                                -----------    -----------    ------------
Net loss                                                                          $    (803)      $ (365)        $   (395)
                                                                                ============   ============    ===========

Net loss per limited partnership unit                                          $    (42.90)   $     (19.51)   $     (21.07)
                                                                                ===========    ===========     ===========

Weighted average number of limited partnership
 units outstanding during the period used to compute
 net loss per limited partnership unit                                               18,347         18,350          18,364
                                                                                ===========    ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Partners' Equity(Deficit)
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                       General          Limited
                                      Partners         Partners         Total

Balance at December 31, 1993      $          12   $       4,541    $     4,553

Net loss                                     (8)           (387)          (395)
                                   ------------    ------------     ----------

Balance at December 31, 1994                  4           4,154          4,158

Net loss                                     (7)           (358)          (365)
                                   ------------    ------------     ----------

Balance at December 31, 1995                 (3)          3,796          3,793

Net loss                                    (16)           (787)          (803)
                                   -------------   -------------    -----------

Balance at December 31, 1996      $         (19)  $       3,009    $     2,990
                                   =============   ============     ==========






















   The accompanying notes are an integral part of these financial statements.


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                           1996                1995                  1994
                                                                           ----              -------               ------
Cash flows from operating activities:
Net loss                                                             $        (803)      $        (365)       $       (395)
Adjustments to reconcile net loss to net cash
      used for operating activities:
    Depreciation and amortization                                              199                 205                 223
    Amortization of loan fees, included in interest expense                      4                   4                   4
    Gain on sale of property                                                  (138)                 --                  --
    Provision for impairment of investment in real estate                      513                  --                  --
Changes in certain assets and liabilities:
    Accounts receivable                                                         15                  (8)                 35
    Deferred financing costs and other fees                                     (7)                 (1)                 --
    Other assets                                                                --                   9                 (10)
    Accounts payable and accrued expenses                                        3                  20                 (26)
    Payable to sponsor                                                          --                (109)                101
    Interest payable                                                             6                  15                  --
    Other liabilities                                                            5                  (3)                 (4)
                                                                       -----------         ------------        ------------

        Net cash used for operating activities                                (203)               (233)                (72)
                                                                       ------------        -----------         -----------

Cash flows from investing activities:
    Additions to investments in real estate                                    (24)                (47)                (12)
    Proceeds from sale of property                                             636                  --                  --
                                                                       -----------         -----------         -----------

        Net cash provided by (used for) investing activities                   612                 (47)                (12)
                                                                       -----------         ------------        ------------

Cash flows from financing activities:
    Notes payable principal payments                                           (25)                (22)                (23)
    Borrowings on unsecured note payable                                       144                  --                  --
    Repayment of unsecured note payable                                       (144)                 --                  --
                                                                       ------------        -----------         -----------

          Net cash used for financing activities                               (25)                (22)                (23)
                                                                       ------------        -----------         ------------

Net increase (decrease) in cash                                                384                (302)               (107)

Cash at beginning of year                                                       83                 385                 492
                                                                       -----------         -----------         -----------

Cash at end of year                                                   $        467        $         83        $        385
                                                                       ===========         ===========         ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $        178       $         164        $        179
                                                                       ===========        ============         ===========

   The accompanying notes are an integral part of these financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Rancon Realty Fund I, a California Limited Partnership (the Partnership), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The General Partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (RFC), herein referred to as the Sponsor. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July, 1983. In 1996, four limited partnership units (Units) were abandoned and the equity (deficit) balance of the abandoned Units were allocated to the remaining outstanding Units. At December 31, 1996 and 1995, 18,346 and 18,350 Units were issued and outstanding, respectively.

Allocation of profits, losses, cash distributions from operations and cash distributions from sale or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the General Partners.

Plan of Orderly Liquidation

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as property and land held for sale on the Partnership's 1996 balance sheet and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Management believes that the Partnership's available cash together with cash generated from operations prior to sale of the real estate assets and net proceeds upon sales will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

General Partners and Management Matters

Effective January 1, 1994, RFC performed or contracted on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services. These services were provided by RFC subject to the provisions of the Partnership Agreement. Prior to January 1, 1994, the Partnership had contracted with Partnership Asset Management Company (PAMCO), a California corporation, to perform the same services. Effective January 1, 1994, RFC entered into an agreement with the owner of PAMCO to purchase all of its outstanding shares of stock. PAMCO was not an affiliate of the Partnership or RFC at the time of purchase.

In December 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $159,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partners of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

As a result of this agreement, RFC terminated several of its employees between December 31, 1994 and February 28, 1995. Also as a result of this agreement, certain of the officers of RFC resigned from their positions effective February 28, 1995, March 31, 1995 and July 1, 1995.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. As discussed above, on February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. However, the liquidation proceeds and the timing thereof are not currently estimable. Once such liquidation proceeds and the cost and timing of the liquidation become determinable, the Partnership will commence reporting on the liquidation basis of accounting whereby remaining assets will be presented at the estimated realizable value and remaining liabilities, including a provision for the estimated costs of the plan, will be presented at the estimated settlement value. Accordingly, the accompanying financial statements do not provide for any adjustments relating to the aforementioned plan of orderly liquidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that long-lived assets be carried at the lower of carrying amount or fair value and that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. On February 12, 1997 the Partnership elected to list all properties for sale and as such has classified them as

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

held for sale in the accompanying financial statements. Commencing with the first quarter of 1997, the Partnership will cease depreciating these assets. The specific accounting policies for assets to be held and used and those to be developed are described in more detail below.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the property less selling costs and does not purport, for a specific property, to represent the sales price that the Partnership could obtain from third parties for such property. Once the property is classified as held for sale, the Partnership will cease depreciation of the asset.

Land Held for Sale - Land held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the land and does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property.

Rental Property - Rental properties are stated at cost, and include the related land, unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value for financial reporting purposes: (i) is based upon the Partnership's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and
(iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Land Held for Development - Land held for development is stated at cost unless events or circumstances indicate that cost cannot be recovered in which case carrying value is reduced to estimated fair value. Estimated fair value for financial reporting purposes: (i) is based on the Partnership's plans for the development and/or sale of each property; (ii) is computed using estimated sales price, based upon market values for comparable properties, less estimated costs to complete and/or sell the property; and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to either hold the properties for eventual sale or obtain financing to further develop the properties prior to their sale.

Common costs are allocated among the various projects based upon the relative sales value. Interest and property taxes related to property constructed by the Partnership are capitalized during periods of construction. There were no interest or property taxes capitalized during the years ended December 31, 1996, 1995 or 1994.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Deferred Costs - Deferred loan fees are being amortized over the life of the related loans on a straight-line basis. Amortization expense, which is included in interest expense, was $4,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Deferred lease commissions are amortized over the initial fixed term of the related lease agreement. Amortization expense was $6,000, $11,000 and $23,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' share of the net loss.

Gain on Sale of Property - Revenue from the sale of property is recognized at the close of escrow, when title has passed, minimum down payment requirements are met, the terms of any notes received by the Partnership satisfy continuing payment requirements and the Partnership is relieved of any requirements for continued involvement with the property.

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and Partners' equity (deficit) for financial reporting purposes differs from the Partnership's income tax return because of different accounting methods used for certain items, principally depreciation expense and the provision for impairment of investments in real estate.

Reclassification - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2.           RELATED PARTY TRANSACTIONS

Reimbursable Expenses and Management Fee to Sponsor

In 1994, the Partnership had an agreement with RFC for property management services. The agreement provided for a management fee equal to 5% of gross rents collected in addition to reimbursement of certain administrative expenses incurred while managing properties. Fees and costs incurred under this agreement totaled $27,000 for the year ended December 31, 1994.

The Partnership Agreement also provided for the reimbursement of actual costs incurred by RFC in providing certain administrative, legal and development services necessary for the prudent operation of the Partnership. Reimbursable costs incurred by the Partnership totaled $263,000 for the year ended December 31, 1994. Effective January 1, 1995, these services are provided by Glenborough as described in Note 1.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Note 3.           INVESTMENTS IN REAL ESTATE

Rental property held for sale as of December 31, 1996 and held for investment at December 31, 1995 is as follows:

                                                 1996                1995
                                               --------            ------
Land                                      $       351,000    $        421,000
Buildings                                       4,048,000           5,389,000
Leasehold and other improvements                  116,000             164,000
                                           --------------      --------------
                                                4,515,000           5,974,000
Accumulated depreciation                       (1,952,000)         (2,270,000)
                                           --------------      --------------
  Total                                   $     2,563,000    $      3,704,000
                                           ==============     ===============

As of December 31, 1996, one of the Partnership's properties held for sale, Mountain View Plaza, has been pledged as security for a trust deed note payable (see Note 4).

Land held for sale as of December 31, 1996 and held for development at December 31, 1995 is as follows:

                                              1996                   1995
8.9 acres in Mojave, California        $       411,000       $        471,000
13.9 acres in Temecula, California           1,383,000              1,364,000
                                        --------------         --------------
  Total                                $     1,794,000       $      1,835,000
                                        ==============        ===============

The above unimproved land remains unencumbered at December 31, 1996.

At December 31, 1996, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots were in excess of its estimated fair value and a provision for impairment of the investment in the amount of $513,000 was recorded.

On December 11, 1996, the Partnership sold the Bowling Center to an unaffiliated third party for $700,000. The sale resulted in a gain of $138,000 and cash proceeds of $636,000. The Partnership used the proceeds to payoff an unsecured note payable of $144,000 and replenish cash reserves. The sale was an all cash sale and the Partnership has no continuing obligations or involvement with the property. Accordingly, the Partnership recognized the sale of the Bowling Center property under the full accrual method of accounting.

On February 3, 1997, the Partnership entered into a letter of intent with an unaffiliated third party for the sale of the Mountain View Plaza Shopping Center and adjacent land. The sale is expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. The Partnership's management can provide no guarantee that this sale will close under the terms specified or under any other terms.

Note 4.           NOTE PAYABLE

The note payable with a balance of $1,821,000 and $1,846,000 at December 31, 1996 and 1995, respectively, collateralized by a first deed of trust on the Mountain View Plaza property, bears interest at

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

the weighted average cost of savings, borrowings and advances for eleventh district members of the Federal Home Loan Bank System (9.5% per annum at December 31, 1996 and 1995). Principal and interest payments are due in monthly installments of approximately $17,000 and the remaining principal balance is due on June 1, 2002.

During 1996, the Partnership entered into an unsecured note payable with Glenborough in the amount of $144,000 to finance operating costs in excess of revenues. The loan accrued interest at 10% and was due and payable September, 1998. In December, 1996, the Partnership paid off the loan with the proceeds from the sale of the Bowling Center.

The aggregate annual maturities of the remaining note payable for the years subsequent to December 31, 1996 are as follows:

          1997                     $       30,000
          1998                             33,000
          1999                             36,000
          2000                             39,000
          2001                             44,000
          Thereafter                    1,639,000
                                   --------------
            Total                 $     1,821,000
                                   ==============

Note 5.           LEASES

The Partnership's rental properties are leased under operating leases that expire at various dates through October 2007. In addition to basic monthly rentals, some of the leases provide for additional rents based upon a percentage of sales levels attained by the retail tenants. Minimum future rental income on non-cancelable operating leases as of December 31, 1996 is as follows:

          1997                    $       483,000
          1998                            405,000
          1999                            322,000
          2000                            247,000
          2001                            196,000
          Thereafter                    1,263,000
                                   --------------
            Total                 $     2,916,000
                                    ==============

Included in the future rental income stated above is $929,000 of rents from K-Mart who although vacated its space in 1993, continues to meet its monthly rental obligations pursuant to its lease.

Note 6.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1996, 1995 and 1994, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                        1996             1995             1994
                                                        ----             ----             ----
Net loss per financial statements                $       (803)       $   (365)       $    (395)
Tax reporting depreciation in excess
    of financial reporting depreciation                  (110)           (114)            (157)
Provision for impairment of investments
    in real estate                                        513              --               --
Tax reporting gain on sale in excess
    of financial reporting                                136              --               --
Financial reporting property tax expense
    in excess of tax reporting                             16              --               --
Operating expenses recognized in a
    different period for financial
    reporting than for income tax reporting, net            6            (116)             234
                                                  -----------         -------        ---------

Estimated net loss for federal
    income tax purposes                          $       (242)       $   (595)       $    (318)
                                                  ===========         =======         ========

The following is a reconciliation, as of December 31, 1996 and 1995, of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                                    1996               1995
                                                                    ----               ----
Partners' equity per financial statements                    $      2,990        $     3,793
Cumulative provision for impairment of
  investment in real estate                                           513                276
Tax reporting depreciation in excess of
    financial reporting depreciation                               (1,432)            (1,567)
Financial reporting property tax expense
    in excess of tax reporting                                         16                  --
Operating expenses recognized in a
    different period for financial reporting
    than for income tax reporting, net                                  6               (116)
Other, net                                                            (54)              (105)
                                                              ------------        ----------

Estimated partners' equity for
    federal income tax purposes                              $      2,039        $     2,281
                                                              ===========         ==========



                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (in thousands)

------------------------------------------------------------------------------------------------------
          COLUMN A                COLUMN B            COLUMN C                     COLUMN D
------------------------------------------------------------------------------------------------------

                                                                            Cost Capitalized
                                                    Initial Cost to           Subsequent to
                                                      Partnership                Acquisition
                                                            Buildings
                                                               and                       Carrying
   Description                  Encumbrances     Land     Improvements  Improvements       Cost
------------------------------------------------------------------------------------------------------
Rental property held for sale:

  Kern County, California
    Retail Shopping Center
      Mountain View Plaza         $  1,821      $   271     $     --     $   3,274       $    --

      Less: Write-down to net
        realizable value (4)            --          (35)          --          (418)           --

 Riverside County, California
    Auto Service Center                 --          115           --         1,308            --
                                  --------      -------     --------     ---------       -------

                                     1,821          351           --         4,164            --
                                  --------      -------     --------     ---------       -------

Land Held for sale:

  Kern County, California
    Unimproved lots                     --  (3)      40           --           431            --

     Less: Write-down to net
        realizable value (4)            --           --           --           (60)           --

  Riverside County, California
    Commerce Center lots                --          186           --         1,197            --
                                  --------      -------     --------     ---------       -------

                                        --          226           --         1,568            --
                                  --------      -------     --------     ---------       -------

                                  $  1,821      $   577     $     --     $   5,732       $    --
                                  ========      =======     ========     =========       =======

(1)  The aggregate cost for Federal income tax purposes is $ 4,619.
(2) Buildings depreciated over 30-40 years, tenant improvements depreciated over 5-10 years.
(3) Encumbered by same deed of trust as appears under Mountain View Plaza.
(4)  See Note 3 to Financial Statements


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (in thousands)

-------------------------------------------------------------------------------------------------------------------
          COLUMN A                              COLUMN E               COLUMN F     COLUMN G   COLUMN H   COLUMN I
-------------------------------------------------------------------------------------------------------------------


                                          Gross Amount Carried
                                          at December 31, 1996
                                                Building                             Date                  Life
                                                   and        (1)     AccumulatedConstruction    Date   Depreciated
   Description                      Land      Improvements   Total   Depreciation    Began     Acquired  Over (2)
-------------------------------------------------------------------------------------------------------------------
Rental property held for sale:

  Kern County, California
    Retail Shopping Center
      Mountain View Plaza         $    271     $ 3,274    $   3,545    $  1,353      9/82        7/81      Various

      Less: Write-down to net
        realizable value (4)           (35)       (418)        (453)         --

 Riverside County, California
    Auto Service Center                115       1,308        1,423         599      5/83        5/81      Various
                                  --------     -------    ---------    --------

                                       351       4,164        4,515       1,952
                                  --------     -------    ---------    --------

Land Held for sale:

  Kern County, California
    Unimproved lots                     40         431          471         N/A       N/A         N/A        N/A

     Less: Write-down to net
        realizable value (4)            --         (60)         (60)         --

  Riverside County, California
    Commerce Center lots               186       1,197        1,383         N/A       N/A         N/A        N/A
                                  --------     -------    ---------    --------

                                       226       1,568        1,794
                                  --------     -------    ---------

                                  $    577     $ 5,732    $   6,309    $  1,952
                                  ========     =======    =========    ========

(1)  The aggregate cost for Federal income tax purposes is $ 4,619.
(2) Buildings depreciated over 30-40 years, tenant improvements depreciated over 5-10 years.
(3)  Encumbered by same deed of trust as appears under Mountain View Plaza.
(4)  See Note 3 to Financial Statements


                              RANCON REALTY FUND I,
                        A California Limited Partnership

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                              For the years ended December 31,
                                                         1996                1995              1994
                                                       -------             -------           ------
INVESTMENT IN REAL ESTATE

  Balance at beginning of period                   $     7,809        $     7,762       $     7,751

     Additions (deletions) during period:
         Improvements                                       24                 47                11
         Property dispositions                          (1,011)                --                --
         Provision for impairment of
           investments in real estate                     (513)                --                --
                                                    -----------        ----------        ----------

  Balance at end of period                         $     6,309        $     7,809       $     7,762
                                                    ==========         ==========        ==========

ACCUMULATED DEPRECIATION

  Balance at beginning of period                   $     2,270        $     2,076       $     1,876

     Additions charged to expense                          193                194               200
     Property dispositions                                (511)                --                --
                                                    ----------         ----------        ----------

  Balance at end of period                         $     1,952        $     2,270       $     2,076
                                                    ==========         ==========        ==========

                              RANCON REALTY FUND I,
                        A California Limited Partnership



                                INDEX TO EXHIBITS


           Exhibit Number                       Exhibit


                 27                             Financial Data Schedule