Form 10-Q
period 1997-03-31
RANCON REALTY FUND I
filed 1997-05-15
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    Yes X No



         Total number of units outstanding as of March 31, 1997: 18,346

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        March 31,                December 31,
                                                                           1997                      1996
                                                                     -------------               -------------
Assets
Investments in real estate:
    Rental property held for sale                                    $        2,565              $        2,563
    Land held for sale                                                        1,794                       1,794
                                                                     --------------              --------------
           Net real estate investments                                        4,359                       4,357

Cash                                                                            418                         467
Deferred financing costs and other fees,
    net of accumulated amortization of
    $111 and $109 at March 31, 1997
    and December 31, 1996, respectively                                          35                          37
Other assets                                                                     12                          16
                                                                     --------------              --------------

           Total assets                                              $        4,824              $        4,877
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Note payable                                                     $        1,813              $        1,821
    Accounts payable and other liabilities                                       65                          66
                                                                     --------------              --------------
       Total liabilities                                                      1,878                       1,887
                                                                     --------------              --------------

Partners' Equity (Deficit):
    General partners                                                            (20)                        (19)
    Limited partners, 18,346 limited partnership
      units outstanding at March 31, 1997 and
      December 31, 1996                                                       2,966                       3,009
                                                                     --------------              --------------
           Total partners' equity                                             2,946                       2,990
                                                                     --------------              --------------

              Total liabilities and partners' equity                 $        4,824              $        4,877
                                                                     ==============              ==============

                 See accompanying notes to financial statements.


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                  1997                      1996
Revenue:
    Rental income                                                               $    130                  $    128
    Interest and other income                                                          1                        10
                                                                                --------                  --------
        Total revenue                                                                131                       138
                                                                                --------                  --------

Expenses:
    Operating                                                                         59                        77
    Interest                                                                          44                        45
    Depreciation and amortization                                                      1                        49
    General and administrative                                                        59                        57
    Expenses associated with undeveloped land                                         12                        16
                                                                                --------                  --------
        Total expenses                                                               175                       244
                                                                                --------                  --------

Net loss                                                                        $    (44)                 $   (106)
                                                                                ========                  ========

Net loss per limited partnership unit                                           $  (2.34)                 $  (5.66)
                                                                                ========                  ========

Weighted average number of limited partnership
   units outstanding during the period used to
   compute net loss per limited partnership unit                                  18,346                    18,359
                                                                                ========                  ========











                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)



                                                             General              Limited
                                                             Partners            Partners               Total


Balance at December 31, 1996                              $         (19)        $      3,009        $       2,990

Net loss                                                             (1)                 (43)                 (44)
                                                          -------------         ------------        -------------
Balance at March 31, 1997                                 $         (20)        $      2,966        $       2,946
                                                          =============         ============        =============


Balance at December 31, 1995                              $          (3)        $      3,796        $       3,793

Net loss                                                             (2)                (104)                (106)
                                                          -------------         ------------        -------------
Balance at March 31, 1996                                 $          (5)        $      3,692        $       3,687
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

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                 1997                     1996
Cash flows from operating activities:
  Net loss                                                                  $       (44)            $        (106)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                                     1                        49
    Amortization of loan fees, included in
     interest expense                                                                 1                         1
Changes in certain assets and liabilities:
    Other assets                                                                      4                        15
    Accounts payable and other liabilities                                           (1)                       17
                                                                             ----------                ----------
       Net cash used for operating activities                                       (39)                      (24)
                                                                             ----------                ----------

Cash flows from investing activities:
    Additions to real estate                                                         (2)                      (13)
                                                                             ----------                ----------
       Net cash used for investing activities                                        (2)                      (13)
                                                                             ----------                ----------

Cash flows from financing activities:
    Note payable principal payments                                                  (8)                       (6)
                                                                             ----------                ----------
       Net cash used for  financing activities                                       (8)                       (6)
                                                                             ----------                ----------

Net decrease in cash                                                                (49)                      (43)

Cash at beginning of period                                                         467                        83
                                                                             ----------                ----------
Cash at end of period                                                        $      418                $       40
                                                                             ==========                ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $       49                $       45
                                                                             ==========                ==========





                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Inland Realty Corporation, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, a California Limited Partnership, (the Partnership) as of March 31, 1997 and December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

Allocation of profits, losses, cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as property and land held for sale on the Partnership's March 31, 1997 and December 31, 1996 balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at March 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

In December, 1994, RFC entered into an agreement with Glenborough Inland Realty Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the
Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, currently $151,000 per year, which is fixed for five years subject to reduction in the year following the sale of assets; (ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 2% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the general partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. As discussed above, on February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. However, the liquidation proceeds and the timing thereof are not currently estimable. Once such liquidation proceeds and the cost and timing of the liquidation become determinable, the Partnership will commence reporting on the liquidation basis of accounting whereby remaining assets will be presented at the estimated realizable value and remaining liabilities, including a provision for the estimated costs of the plan, will be presented at the estimated settlement value. Accordingly, the accompanying financial statements do not provide for any adjustments relating to the aforementioned plan of orderly liquidation. Effective January 1, 1997, the Partnership ceased depreciation of the rental properties held for sale.

Reclassification - Certain 1996 balances have been reclassified to conform with the current period presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1996 audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Consolidated Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Rancon Realty Fund I, a California Limited Partnership, (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of March 31, 1997, the Partnership had cash of $418,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, all held for sale, which totaled approximately $4,359,000 at March 31, 1997.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as rental property and land held for sale on the accompanying March 31, 1997 and December 31, 1996 balance sheets and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at March 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

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

The Partnership currently owns the following properties: Mountain View Plaza Shopping Center (a 57,456 square foot shopping center and approximately 8.9 acres of undeveloped land), the Rancon Commerce Center Auto Service Center (a 25,761 square foot commercial/industrial center), and the Rancon Commerce Center lots (7 undeveloped lots totaling approximately 13.9 acres).

The Rancon Commerce Center lots have entitlements in place for commercial or industrial use within the Rancon Commerce Center. In November 1996, a new 100 year flood plan map was completed and released as part of the Murrieta Creek Flood Control Project. The Rancon Commerce Center lots, which are adjacent to the creek, are shown to be outside the flood plan. The proposed channel design that benefits the Partnership's lots must still be approved and this may take as long as three to four years.

On February 3, 1997, the Partnership entered into a letter of intent with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale was expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. On April 15, 1997, the letter of intent expired; however, the Partnership remains in negotiations with the potential buyer which may result in a reduced purchase price. The Partnership would pay-off the related debt on the Mountain View Shopping Center property with the proceeds from the sale.

The Partnership has a single note payable in the amount of $1,813,000 at March 31, 1997 secured by Mountain View Plaza Shopping Center. The note does not mature until 2002.

Management believes that the Partnership's available cash together with the cash generated by the operations prior to sales of the real estate and net proceeds upon the sales of the assets will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.


RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1997 was consistent with the three months ended March 31, 1996. Occupancy rates as of March 31, 1997 and March 31, 1996 were 90% and 91%, respectively, for the Mountain View Plaza
Shopping Center and 91% and 78%, respectively, for the Auto Service Center. Although total rental income remained consistent, the rental income at the Auto Service Center increased slightly with the addition of a new tenant in late 1996. This increase is offset by the decrease in rental income at the Mountain View Plaza as a result of a new tenant paying a lower rental rate per square foot than the previous tenant that occupied the space in 1996.

Interest and other income decreased $9,000 for the first quarter of 1997 compared to the first quarter of 1996, primarily due to a one-time settlement fee of $10,000 received in 1996 from once potential buyers of the Bowling Center property which sold in December 1996.

The decrease in operating expenses of $18,000 or 23% is primarily due to costs incurred in 1996 when the Partnership obtained appraisals of the rental properties.

Depreciation and amortization expense decreased $48,000 or 98% in 1997 compared to 1996 as a result of ceasing depreciation on January 1, 1997, of assets classified as held for sale.

The decrease in expenses associated with undeveloped land of $4,000 or 25% is primarily due to costs incurred in 1996 when the Partnership obtained appraisals of the undeveloped land.

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


                                    RANCON REALTY FUND I,
                                    a California Limited Partnership
                                    (Registrant)



Date: May 15, 1997             By:  /s/ Daniel L. Stephenson
                                    ----------------------------------
                                    Daniel L. Stephenson,
                                    General Partner and Director,
                                    President, Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Realty Fund I,
                                    a California Limited Partner