Form 10-Q
period 1997-06-30
RANCON REALTY FUND I
filed 1997-08-13
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                   Yes X No __



          Total number of units outstanding as of June 30, 1997: 18,346

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                        June 30,                   December 31,
                                                                          1997                        1996
Assets
Investments in real estate:
    Rental property held for sale                                    $        2,390              $        2,563
    Land held for sale                                                        1,769                       1,794
                                                                     --------------              --------------
           Net real estate investments                                        4,159                       4,357

Cash and cash equivalents                                                       354                         467
Deferred financing costs and other fees,
    net of accumulated amortization of
    $52 and $109 at June 30, 1997 and
    December 31, 1996, respectively                                              35                          37
Other assets                                                                     10                          16
                                                                     --------------              --------------

           Total assets                                              $        4,558              $        4,877
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Note payable                                                     $        1,806              $        1,821
    Accounts payable and other liabilities                                       46                          66
                                                                     --------------              --------------

       Total liabilities                                                      1,852                       1,887
                                                                     --------------              --------------

Partners' Equity (Deficit):
    General partners                                                            (25)                        (19)
    Limited partners, 18,346 limited partnership
      units outstanding at June 30, 1997 and
      December 31, 1996                                                       2,731                       3,009
                                                                     --------------              --------------

           Total partners' equity                                             2,706                       2,990
                                                                     --------------              --------------

              Total liabilities and partners' equity                 $        4,558              $        4,877
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

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                           Three Months ended                       Six Months ended
                                                      June 30,           June 30,              June 30,         June 30,
                                                        1997               1996                 1997               1996
                                                    ----------         ---------              ---------        ----------
Revenues:
 Rental income                                      $      137         $      146             $     267        $      274
 Interest and other income                                  22                  1                    23                11
                                                    ----------         ----------             ---------        ----------

        Total revenue                                      159                147                   290               285
                                                    ----------         ----------             ---------        ----------

Expenses:
 Operating                                                  55                 66                   114               143
 Interest                                                   45                 45                    89                91
 Depreciation (1996 only) and amortization                   6                 51                     7                99
 Provision for impairment of investments
    in real estate                                         215                 --                   215                --
 General and administrative                                 57                 79                   116               136
 Expenses associated with undeveloped land                  21                 11                    33                27
                                                    ----------         ----------             ---------        ----------

        Total expenses                                     399                252                   574               496
                                                    ----------         ----------             ---------        ----------
Net loss                                            $     (240)         $    (105)            $    (284        $     (211)
                                                    ==========         ==========             =========        ==========

Net loss per limited partnership unit               $  (12.81)         $    (5.61)            $  (15.15)       $   (11.27)
                                                    ==========         ==========             ==========       ==========

Weighted average number of limited partnership
  units outstanding during the period used to
  compute net loss per limited partnership unit         18,346             18,357                18,346            18,357
                                                    ==========         ==========             =========        ==========










                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)

                                                             General              Limited
                                                             Partners            Partners               Total

Balance at December 31, 1996                              $         (19)        $      3,009        $       2,990

Net loss                                                             (6)                (278)                (284)
                                                          --------------        -------------       --------------

Balance at June 30, 1997                                  $         (25)        $      2,731        $       2,706
                                                          ==============        ============        =============



Balance at December 31, 1995                              $          (3)        $      3,796        $       3,793

Net loss                                                             (4)                (207)                (211)
                                                          -------------         ------------        -------------

Balance at June 30, 1996                                  $          (7)        $      3,589        $       3,582
                                                          =============         ============        =============















                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                 1997                     1996
                                                                             ----------                ----------
Cash flows from operating activities:
  Net loss                                                                   $     (284)               $     (211)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                                     7                        99
    Amortization of loan fees, included in
      interest expense                                                                2                         2
    Provision for impairment of investments in
      real estate                                                                   215                        --
Changes in certain assets and liabilities:
    Deferred financing costs and other fees                                          (7)                       --
    Other assets                                                                      6                         5
    Accounts payable and other liabilities                                          (20)                       56
                                                                             -----------               ----------

       Net cash used for operating activities                                       (81)                      (49)
                                                                             -----------               ----------

Cash flows from investing activities:
    Additions to real estate                                                        (17)                      (21)
                                                                             -----------               ----------

Cash flows from financing activities:
    Note payable principal payments                                                 (15)                      (12)
                                                                             -----------               ----------

Net decrease in cash and cash equivalents                                          (113)                      (82)

Cash and cash equivalents at beginning of period                                    467                        83
                                                                             ----------                ----------

Cash and cash equivalents at end of period                                   $      354                $        1
                                                                             ==========                ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $       94                $       89
                                                                             ==========                ==========






                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, a California Limited Partnership, (the Partnership) as of June 30, 1997 and December 31, 1996, and the related statements of operations for the three and six months ended June 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

Allocation of profits, losses, cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as property and land held for sale on the Partnership's June 30, 1997 and December 31, 1996 balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at June 30, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

In December, 1994, RFC entered into an agreement with Glenborough Corporation (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee, which is fixed for five years subject to reduction in the year following the sale of assets, currently $151,000 per year;
(ii) sales fees of 2% for improved properties; (iii) a refinancing fee of 2% and
(iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the general partner of the Rancon Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC.

                            RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)

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

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1996 audited financial statements.

Note 3.           INVESTMENTS IN REAL ESTATE

As of June 30, 1997, the Partnership owned the following properties: Mountain View Plaza Shopping Center (a 57,456 square foot shopping center and approximately 8.9 acres of undeveloped land), the Rancon Commerce Center Auto Service Center (a 25,761 square foot commercial/industrial center), and the Rancon Commerce Center lots (7 undeveloped lots totaling approximately 13.9 acres).

On March 11, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale was expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. On April 15, 1997, the Purchase and Sale Agreement expired; however, on June 3, 1997, the Partnership entered into a Reinstatement of Agreement of Purchase and Sale with the potential buyer at a reduced purchase price of $1,920,000. The sale is expected to be completed by September 14, 1997. The Partnership intends to pay-off the related debt on the Mountain View Shopping Center property with the proceeds from the sale.

                            RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                   (Unaudited)


At June 30, 1997, due to the current potential sales price, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots were in excess of their estimated fair value and a provision for impairment of the investment in the amount of $215,000 was recorded.

On June 18, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of one of the Rancon Commerce Center lots. The potential buyer has until August 15, 1997 to ratify the agreement. The Partnership is in negotiations with two potential buyers for the remaining lots.

On August 1, 1997, the Partnership sold the Rancon Commerce Center Auto Service Center and a Rancon Commerce Center lot to an unaffiliated third party for a purchase price of $1,176,000 less commissions and other closing costs of $68,000. The sale was an all cash sale and the Partnership has no continuing obligations or involvement in the property. The Partnership recognized a $138,000 gain on the sale of the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at June 30, 1997 and its results of operations for the six months ended June 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Rancon Realty Fund I, a California limited partnership, (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of June 30, 1997, the Partnership had cash and cash equivalents of $354,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, all held for sale, which totaled approximately $4,159,000 at June 30, 1997.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as rental property and land held for sale on the accompanying June 30, 1997 and December 31, 1996 balance sheets and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at June 30, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

The Partnership's source of funds have included mortgage indebtedness, property operations, and property sales. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with obtaining tenants. Net cash generated by property operations as well as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

All of the Partnership's assets are located within the Inland Empire, a submarket of Southern California, and have been directly affected by the economic weakness of the region. Management believes, however, that while prices have not increased significantly, the Southern California real estate market appears to be improving.

As of June 30, 1997, the Partnership owned the following properties: Mountain View Plaza Shopping Center (a 57,456 square foot shopping center and approximately 8.9 acres of undeveloped land), the Rancon Commerce Center Auto Service Center (a 25,761 square foot commercial/industrial center), and the Rancon Commerce Center lots (7 undeveloped lots totaling approximately 15.52 acres).

On March 11, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale was expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. On April 15, 1997, the Purchase and Sale Agreement expired; however, on June 3, 1997, the Partnership entered into a Reinstatement of Agreement of Purchase and Sale with the potential buyer at a reduced purchase price of $1,920,000. The sale is expected to be completed by September 14, 1997. The Partnership intends to pay-off the related debt on the Mountain View Shopping Center property with the proceeds from the sale.

On June 18, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of one of the Rancon Commerce Center lots. The potential buyer has until August 15, 1997 to ratify the agreement. The Partnership is in negotiations with two potential buyers for the remaining lots.

On August 1, 1997, the Partnership sold the Rancon Commerce Center Auto Service Center and a Rancon Commerce Center lot to an unaffiliated third party for a purchase price of $1,176,000 less commissions and other closing costs of $68,000. The sale was an all cash sale and the Partnership has no continuing obligations or involvement in the property. The Partnership recognized a $138,000 gain on the sale of the property.

Management believes that the Partnership's available cash together with the cash generated by the operations prior to sales of the real estate and net proceeds upon the sales of the assets will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS

Rental income for the six months ended June 30, 1997 was consistent with the six months ended June 30, 1996. Occupancy rates as of June 30, 1997 and June 30, 1996 were 92% and 89%, respectively, at the Mountain View Plaza Shopping Center and 91% as of both dates at the Auto Service Center. Although total rental income remained consistent, the rental income at the Auto Service Center increased slightly with the addition of a new tenant in late 1996. This increase is offset by the decrease in rental income at the Mountain View Plaza as a result of a new tenant paying a lower rental rate per square foot than the previous tenant that occupied the space in 1996.

Interest and other income increased $12,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. $5,000 of the increase relates to additional interest income as a result of higher invested cash balances in 1997. The remaining increase is primarily due a $15,000 legal settlement from a former tenant of the Mountain View Shopping Center netted with a one-time settlement fee of $10,000 received in 1996 from once potential buyer of the Bowling Center property which sold in December 1996.

The decrease in operating expenses of $29,000 or 20% is partially due to $17,000 of costs incurred in 1996 when the Partnership obtained appraisals of the rental properties. The remaining decrease is a result of the reduction in operating expenses upon the sale of the Bowling Center property in December 1996.

Depreciation and amortization expense decreased $92,000 or 93% in 1997 compared to 1996 as a result of ceasing depreciation on January 1, 1997, of assets classified as held for sale, and the sale of the Bowling Center property.

At June 30, 1997, due to the current potential sales price, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots were in excess of their estimated fair value and a provision for impairment of the investment in the amount of $215,000 was recorded.

General and administrative costs decreased $20,000 or 15% for the six months ended June 30, 1997 compared to the same period in 1996. The decrease is primarily due to the one-time payment of $7,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests combined with the decrease in tax preparation fees of $11,000 as a result of additional services incurred in 1996.

The increase in expenses associated with undeveloped land from 1996 to 1997 of $7,000 or 22% is primarily due to an $11,000 increase in association dues as a result of a change in the accounting of such fees from 1996 to 1997. This increase is partially offset by costs incurred in 1996 when the Partnership obtained appraisals of the undeveloped land.

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


                                    RANCON REALTY FUND I,
                                    A CALIFORNIA LIMITED PARTNERSHIP
                                    (Registrant)



Date: August 14, 1997          By:  /s/ Daniel L. Stephenson
                                    -------------------------
                                    Daniel L. Stephenson,
                                    General Partner and Director,
                                    President, Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Realty Fund I,
                                    a California Limited Partnership