Form 10-Q
period 1997-09-30
RANCON REALTY FUND I
filed 1997-11-13
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __



       Total number of units outstanding as of September 30, 1997: 18,346

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                                      September 30,                December 31,
                                                                          1997                        1996
Assets
Investments in real estate:
    Rental property held for sale                                    $        1,507              $        2,563
    Land held for sale                                                        1,427                       1,794
                                                                     --------------              --------------
           Net real estate investments                                        2,934                       4,357

Cash and cash equivalents                                                     1,394                         467
Deferred financing costs and other fees,
    net of accumulated amortization of
    $49 and $109 at September 30, 1997
     and December 31, 1996, respectively                                         28                          37
Other assets                                                                     20                          16
                                                                     --------------              --------------

           Total assets                                              $        4,376              $        4,877
                                                                     ==============              ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Note payable                                                     $        1,799              $        1,821
    Accounts payable and other liabilities                                       61                          66
                                                                     --------------              --------------

       Total liabilities                                                      1,860                       1,887
                                                                     --------------              --------------

Partners' Equity (Deficit):
    General partners                                                            (28)                        (19)
    Limited partners, 18,346 limited partnership
      units outstanding at September 30, 1997 and
      December 31, 1996                                                       2,554                       3,009
                                                                     --------------              --------------

           Total partners' equity                                             2,516                       2,990
                                                                     --------------              --------------

              Total liabilities and partners' equity                 $        4,376              $        4,877
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

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                            Three months ended                     Nine months ended
                                                               September 30,                         September 30,
                                                         1997               1996                  1997             1996
                                                    ----------         ---------              ---------        ----------
Revenue:
 Rental income                                      $      106         $      110             $     373        $      384
 Interest and other income                                   5                ---                    28                11
 Gain on sale of rental property and land                  116                ---                   116               ---
                                                    ----------         ----------             ---------        ----------

        Total revenue                                      227                110                   517               395
                                                    ----------         ----------             ---------        ----------

Expenses:
 Operating                                                  49                 68                   163               211
 Interest                                                   45                 49                   134               140
 Depreciation (1996 only) and amortization                 ---                 50                     7               149
 Provision for impairment of investments
    in real estate                                         262                 --                   477                --
 General and administrative                                 48                 56                   164               192
 Expenses associated with undeveloped land                  13                 11                    46                38
                                                    ----------         ----------             ---------        ----------

        Total expenses                                     417                234                   991               730
                                                    ----------         ----------             ---------        ----------

Net loss                                           $      (190)       $      (124)           $     (474)      $       (335)
                                                    ==========         ==========             =========        ===========



Net loss per limited partnership unit               $  (10.14)         $    (6.65)            $  (25.35)       $   (17.88)
                                                    =========          ==========             =========        ==========

Weighted average number of limited partnership
 units outstanding during the period used to
 compute net loss per limited partnership unit          18,346             18,346                18,346            18,348
                                                    ==========         ==========             =========        ==========











                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)


                                                             General              Limited
                                                             Partners            Partners               Total


Balance at December 31, 1996                              $         (19)        $      3,009        $       2,990

Net loss                                                             (9)                (465)                (474)
                                                          -------------         ------------        -------------

Balance at September 30, 1997                             $         (28)        $      2,544        $       2,516
                                                          =============         ============        =============



Balance at December 31, 1995                              $          (3)        $      3,796        $       3,793

Net loss                                                             (7)                (328)                (335)
                                                          -------------         ------------        -------------

Balance at September 30, 1996                             $         (10)        $      3,468        $       3,458
                                                          =============         ============        =============

















                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                 1997                     1996
Cash flows from operating activities:
  Net loss                                                                   $     (474)               $     (335)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                                                     7                       149
    Amortization of loan fees, included in
      interest expense                                                                3                         3
    Gain on sale of property                                                       (116)                      ---
    Provision for impairment of investments in
      real estate                                                                   477                       ---
Changes in certain assets and liabilities:
    Deferred financing costs and other fees                                          (8)                       (8)
    Other assets                                                                     (4)                       17
    Accounts payable and other liabilities                                           (5)                       41
                                                                             -----------               ----------

       Net cash used for operating activities                                      (120)                     (133)
                                                                             ----------                ----------

Cash flows from investing activities:
    Additions to real estate                                                        (24)                      (22)
    Proceeds from sale of rental property and land                                1,093                       ---
                                                                             ----------                ----------

       Net cash provided by (used for) investing activities                       1,069                       (22)
                                                                             ----------                ----------

Cash flows from financing activities:
    Note payable principal payments                                                 (22)                      (18)
    Proceeds from note payable                                                      ---                        90
                                                                             ----------                ----------

       Net cash provided by (used for) financing activities                         (22)                       72
                                                                             ----------                ----------

Net increase (decrease) in cash and cash equivalents                                927                       (83)

Cash and cash equivalents at beginning of period                                    467                        83
                                                                             ----------                ----------

Cash and cash equivalents at end of period                                   $    1,394                $      ---
                                                                             ==========                ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $      138                $      134
                                                                             ==========                ==========

                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, a California Limited Partnership, (the Partnership) as of September 30, 1997 and December 31, 1996, and the related statements of operations for the three and nine months ended September 30, 1997 and 1996, and changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

Allocation of profits, losses, cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as rental property and land held for sale on the Partnership's September 30, 1997 and December 31, 1996 balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at September 30, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

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

Note 3.           INVESTMENTS IN REAL ESTATE

As of September  30,  1997,  the  Partnership  owned the  following  properties:
Mountain View Plaza Shopping Center (a 57,456 square foot shopping center and approximately 8.9 acres of undeveloped land) and the Rancon Commerce Center lots (six undeveloped lots totaling approximately 14.45 acres).

On March 11, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale was expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. On April 15, 1997, the Purchase and Sale Agreement expired; however, on June 3, 1997, the Partnership entered into a Reinstatement of Agreement of Purchase and Sale with the potential buyer at a reduced purchase price of $1,920,000. At September 30, 1997, the sale is pending until the potential buyer obtains lender's approval to assume the outstanding note on the property. The sale is expected to be completed by November 30, 1997. The Partnership intends to pay-off the related debt on the Mountain View Plaza Shopping Center property with the proceeds from the sale.

At June 30, 1997, due to the current potential sales price, management concluded that the carrying value of the Partnership's investments in Mountain View Plaza Shopping Center and adjacent lot were in excess of their estimated fair value and a provision for impairment of the investment in the amount of $215,000 was recorded.

On August 1, 1997, the Partnership sold the Rancon Commerce Center Auto Service Center and a Rancon Commerce Center lot to an unaffiliated third party for a purchase price of $1,174,000 less commissions and other closing costs of $81,000. The sale was an all cash sale and the Partnership has no continuing obligations or involvement in the property. The Partnership recognized a $116,000 gain on the sale of the property.

In the third quarter of 1997, the Partnership entered into three separate Purchase and Sale Agreements with unaffiliated third parties for the sale of the six Rancon Commerce Center lots for a combined sales price of approximately $980,000. The sales are expected to be completed by the end of 1997.

At September 30, 1997, due to the current potential sales price of the Rancon Commerce Center lots, management concluded that the carrying value of the Partnership's investments were in excess of their estimated fair value and as such a provision for impairment of the investments in the amount of $262,000 was recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion addresses the Partnership's financial condition at September 30, 1997 and its results of operations for the nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the Partnership's audited December 31, 1996 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Rancon Realty Fund I, a California limited partnership, (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of September 30, 1997, the Partnership had cash and cash equivalents of $1,394,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, all held for sale, which totaled approximately $2,934,000 at September 30, 1997.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. Accordingly, all investments in real estate are currently being marketed for sale. These investments are classified as rental property and land held for sale on the accompanying September 30, 1997 and December 31, 1996 balance sheets and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at September 30, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

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

As of September  30,  1997,  the  Partnership  owned the  following  properties:
Mountain View Plaza Shopping Center (a 57,456 square foot shopping center and approximately 8.9 acres of undeveloped land) and the Rancon Commerce Center lots (six undeveloped lots totaling approximately 14.45 acres).

On March 11, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale was expected to be completed by April 15, 1997 for a purchase price of approximately $2,150,000. On April 15, 1997, the Purchase and Sale Agreement expired; however, on June 3, 1997, the Partnership entered into a Reinstatement of Agreement of Purchase and Sale with the potential buyer at a reduced purchase price of $1,920,000. At September 30, 1997, the sale is pending until the potential buyer obtains lender's approval to assume the outstanding note on the property. The sale is expected to be completed by November 30, 1997. The Partnership intends to pay-off the related debt on the Mountain View Plaza Shopping Center property with the proceeds from the sale.

On August 1, 1997, the Partnership sold the Rancon Commerce Center Auto Service Center and a Rancon Commerce Center lot to an unaffiliated third party for a purchase price of $1,174,000 less commissions and other closing costs of $81,000. The sale was an all cash sale and the Partnership has no continuing obligations or involvement in the property. The Partnership recognized a $116,000 gain on the sale of the property.

In the third quarter of 1997, the Partnership entered into three separate Purchase and Sale Agreements with unaffiliated third parties for the sale of the six Rancon Commerce Center lots for a combined sales price of approximately $980,000. The sales are expected to be completed by the end of 1997.

Management believes that the Partnership's available cash together with the cash generated by the operations prior to sales of the real estate and net proceeds upon the sales of the assets will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS

Rental income for the nine months ended September 30, 1997 decreased slightly (approximately 3%) compared to the nine months ended September 30, 1996. Occupancy rates as of September 30, 1997 and September 30, 1996 were 92% and 89%, respectively, at the Mountain View Plaza Shopping Center. The rental income at the Auto Service Center increased slightly with the addition of a new tenant in late 1996. This increase is offset by the decrease in rental income at the Mountain View Plaza Shopping Center as a result of a new tenant paying a lower rental rate per square foot than the previous tenant that occupied the space in 1996 as well as the sale of the Auto Service Center on August 1, 1997.

The $17,000 increase in interest and other income for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is primarily due to a $10,000 increase in interest income as a result of higher invested cash balances in 1997. In 1997, the Partnership received a $15,000 legal settlement from a former tenant of the Mountain View Plaza Shopping Center, and in 1996 the Partnership received a one-time settlement fee of $10,000 from once potential buyer of the Bowling Center property which sold in December 1996.

As discussed in Note 3 of the Notes to Financial Statements, the sale of the Auto Service Center resulted in a gain of $116,000 and is included on the Partnership's 1997 statement of operations.

The decrease in operating expenses of $48,000 or 23% is partially due to $17,000 of costs incurred in 1996 when the Partnership obtained appraisals of the rental properties. The remaining decrease is a result of the reduction in operating expenses upon the sale of the Bowling Center property in December 1996 and the Auto Service Center in August 1997.

Interest expense continues to decline due to the decreasing balance of the Partnership's outstanding debt on the Mountain View Plaza Shopping Center.

Depreciation and amortization expense decreased $142,000 or 95% in 1997 compared to 1996 as a result of ceasing depreciation on January 1, 1997, of assets classified as held for sale, and the sale of the Bowling Center property.

During 1997, due to pending sales contracts, management concluded that the carrying value of the Partnership's investments in Mountain View Plaza Shopping Center and the adjacent lot and the six Rancon Commerce Center lots were in excess of their estimated fair value and a provision for impairment of the investment in the amount of $477,000 was recorded.

General and administrative costs decreased $28,000 or 15% for the nine months ended September 30, 1997 compared to the same period in 1996. The decrease is primarily due to the one-time payment of $7,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests combined with the decrease in tax preparation fees of $14,000 as a result of additional services incurred in 1996. In addition, administrative overhead costs decreased $6,000 in 1997 upon the sale of the Bowling Center property in December 1996.

The increase in expenses associated with undeveloped land from 1996 to 1997 of $8,000 or 21% is primarily due to an $11,000 increase in association dues as a result of a change in the accounting of such fees from 1996 to 1997. This increase is partially offset by costs incurred in 1996 when the Partnership obtained appraisals of the undeveloped land.

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

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                  #27 - Financial data schedule.

                  (b) Reports on Form 8-K:

                  On  August  18,  1997,  the  Partnership   filed  a  Form  8-K
                  announcing the August 1, 1997 sale of the Rancon Commerce Center Auto Care Center and adjacent lot to an unaffiliated third party for a purchase price of $1,174,000.

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


                                    RANCON REALTY FUND I,
                                    A CALIFORNIA LIMITED PARTNERSHIP
                                    (Registrant)



Date: November 13, 1997    By:          /S/ Daniel L. Stephenson
                                        -------------------------
                                        Daniel L. Stephenson,
                                        General Partner and Director,
                                        President, Chief Executive Officer
                                        and Chief Financial Officer of
                                        Rancon Financial CorporationS
                                        General Partner of
                                        Rancon Realty Fund I,
                                        a California Limited Partnership