Form 10-K
period 1997-12-31
RANCON REALTY FUND I
filed 1998-03-31
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the year ended December 31, 1997

        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from ______ to _______

                         Commission file number: 0-10363

                              RANCON REALTY FUND I,
                  A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                   California                       95-3523265
                   ----------                       ----------
       (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)       Identification No.)

        400 South El Camino Real, Suite 1100         94402-1708
          San Mateo, California                      (Zip Code)
        (Address of principal executive offices)

Registrant's telephone number, including area code (650) 343-9300 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

                                     PART I

Item 1.         Business

Rancon Realty Fund I, a California Limited Partnership, (the Partnership) was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The general partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (RFC) (General Partners). The Partnership was organized in 1980, and completed its public offerings of limited partnership units (Units) in July 1983. As of December 31, 1997, 18,346 Units were issued and outstanding. The Partnership has no employees.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate at December 31, 1997 consist of one operating property and adjacent lots which are being marketed for sale and are more fully described in Item 2. These investments are classified as rental property and land held for sale on the accompanying December 31, 1997 and 1996 balance sheets and are recorded at the estimated fair value of the respective assets as of the valuation dates. The carrying value of the investments in real estate at December 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Competition Within the Market

Management believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although Management believes the Partnership operating property is competitive with comparable properties as to those factors within the Partnership's control, continued over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates.

Working Capital

The Partnership's practice is to maintain cash reserves, when possible, for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.


Item 2.         Properties

The Partnership currently owns the properties listed below:
                                        Encumbrances at
Name                Location        Type            Size       December 31, 1997
----                --------        ----            ----       -----------------
Mountain View Plaza
 Shopping Center    Mojave, CA   Commercial       57,456 sq. ft.  $1,791,000
Mountain View
 Plaza lots         Mojave, CA   Unimproved lots   8.9 acres          None

Mountain View Plaza Shopping Center

In July 1981, the Partnership acquired approximately 21.7 gross acres of undeveloped land located in Mojave, Kern County, California for approximately $1,625,000. Of the 21.7 acres acquired, the Partnership developed approximately
12.8 acres as a neighborhood shopping center consisting of a detached 30,000-square foot retail building, two single-story multi-tenant retail buildings (9,534 square feet and 12,000 square feet, respectively), a 1,872-square foot fast food building and a 4,050-square foot family restaurant. A sixth free-standing building, consisting of approximately 1,584 square feet, was built and later sold to an unaffiliated purchaser on September 30, 1987. The Partnership operates the neighborhood shopping center as rental property and holds the balance of the land (approximately 8.9 acres) for sale.

Mountain View Plaza Shopping Center is constructed with masonry/concrete block with stucco store fronts and Mexican tile overhangs, and is the only large retail strip center in Mojave within a 15 mile radius. The property is located in a very unpopulated area of Kern County. The population of Mojave is estimated at 4,300 (based on Census information) with 1,561 households.

Due to the remote location of Mojave, the size of the trade area and the fact that this is the only traditional retail center in Mojave, it is difficult to identify a retail property that directly competes with Mountain View Plaza. According to research conducted by the Partnership's property manager, the trade market has approximately 432,000 square feet of leasable space, of which approximately 12% is vacant. This vacancy rate is 2% higher than the average vacancy rate of approximately 10% for grocery/drug anchored centers in Kern County. The average asking rent of competitive centers in Bakersfield is approximately $12.00 per square foot per year with landlords achieving $9.60 - $11.40 effective rental rates plus operating expenses. Overall, the Mojave real estate market is static. There has not been any noticable growth in the commercial or residential markets in Mojave during 1997. Demographics show the Landcaster/Palmdale Market will see growth before Mojave.

The occupancy level at December 31, (including tenants with ground leases) expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

               Occupancy Level       Average Annual Effective
                Percentage             Rent per Square Foot
               ---------------       ------------------------
        1997        93%                 $       6.59
        1996        89%                 $       6.61
        1995        91%                 $       7.39
        1994        85%                 $       7.56
        1993        93%                 $       7.56

There are two ground leases totaling 49,701 square feet at Mountain View Plaza Shopping Center. These tenants are only obligated to pay their ground lease payment plus pro-rata share of the common area expenses of the property.

The current annual rental rates range from $7.80 to $12.94 per square foot.

One tenant occupies more than ten percent of the net rentable square footage of the building. The principal terms of the lease and the nature of the tenant's business are as follows:

                                K-Mart
                                ------
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

At December 31, 1997, the Partnership has a single note payable secured by the Mountain View Plaza Shopping Center in the amount of $1,791,000. The note matures June 1, 2002.

During 1997, the Mountain View Plaza Shopping Center property was assessed property taxes of approximately $24,000 based on a tax rate of 1.11%.

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

During 1997, the Mountain View Plaza unimproved lots were assessed property taxes approximately $5,000 based on a tax rate of1.12%.

Item 3. Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Partnership's Common Equity and Related Stock Holder Matters

Market Information
------------------
There is no established trading market for the Units.

Holders
-------
As of December 31, 1997, a total of 2,478 persons (Limited Partners) held Units.

Distributions
-------------
Distributions are paid from either Sale or Refinancing Proceeds or Cash Available for Distribution.

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

The following is selected financial data for the five years ended December 31, (in thousands, except per Unit data).

                                          1997             1996            1995            1994            1993
                                         ----             ----            ----            ----            ----
Rental income                      $       480     $       515     $       598     $       632     $       755

Net gain on sales of properties    $         1     $       138     $         -     $         -     $         -

Provision for impairment of
        investments in real estate $      (625)    $      (513)    $         -     $       -       $      (115)

Net loss                           $      (800)    $      (803)    $      (365)    $       (395)   $      (200)

Net loss allocable to
 limited partners                  $      (784)    $      (787)    $      (358)    $       (387)   $      (196)

Net loss per limited
  partnership unit                 $    (42.73)    $    (42.90)    $    (19.51)    $       (21.07) $    (10.67)

Total assets                       $     4,047     $     4,877     $     5,691     $       6,155   $     6,498

Long-term obligations              $     1,791     $     1,821     $     1,846     $       1,868   $     1,891

Cash distribution per
  limited partnership unit         $         -     $         -     $         -     $           -   $         -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of operations

LIQUIDITY AND CAPITAL COMMITMENTS:
---------------------------------
As of December 31, 1997, the Partnership had cash of $1,924,000. The remainder of the Partnership's assets consist primarily of it's investments in real properties, all held for sale, which totaled approximately $1,805,000 at December 31, 1997.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate at December 31, 1997 consist of one operating property and adjacent lots which are being marketed for sale. These investments are classified as rental property and land held for sale on the accompanying December 31, 1997 balance sheet and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at December 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

The Partnership's sources of funds have included mortgage indebtedness, property operations, and property sales. Funds from property operations consist of cash generated from rental activities reduced by related rental expenses and costs associated with obtaining tenants. Net cash generated by property operations aswell as the Partnership's cash reserves and interest income thereon have been used to pay expenses related to the Partnership's administrative operations.

On August 1, 1997, the Partnership sold the Rancon Commerce Center Auto Service Center and a Rancon Commerce Center lot to an unaffiliated third party for a purchase price of $1,174,000 less commissions and other closing costs of $81,000. The sale was an all cash sale and the Partnership has no continuing obligations or involvement in the property. The Partnership realized net proceeds of approximately $1,108,000 which were added to its cash reserves.

In December 1997, the Partnership sold the remaining 11.63 acres of the Rancon Commerce Center lots through three separate transactions. The sales were to unaffiliated parties for an aggregate sales price of $981,000, which included a $300,000 note receivable. The Partnership realized $577,000 of net proceeds from these sales which was added to the Partnership's cash reserves.

On January 16, 1998, the above mentioned $300,000 note receivable was sold to an unaffiliated third party for $270,000. To adjust the carrying value of the note to fair value, the Partnership recorded a provision for impairment of the note receivable of $30,000 at December 31, 1997.

The Partnership has a single note payable, in the amount of $1,791,000 as of December 31, 1997, which is secured by Mountain View Plaza Shopping Center. The note does not mature until 2002.

Management believes that the Partnership's available cash together with the cash generated by the operations of the remaining real estate and net proceeds from the sale of the assets will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS:
---------------------
1997 vs. 1996
-------------
Rental income and operating expenses decreased $35,000 or 7% and $55,000 or 21%, respectively, from the year-end December 31, 1996 to the year-end December 31, 1997 primarily due to the sale of the Bowling Center on December 17, 1996 and the sale of the Rancon Commerce Center Auto Service Center on August 1, 1997.

Interest and other income increased $35,000 or 350% from the year-ended December 31, 1996 to the year-ended December 31, 1997 primarily due to a $26,000 increase in interest income as a result of higher invested cash balances in 1997. The remaining increase in income resulted from a legal settlement from a former tenant and the receipt of miscellaneous income of $3,000.

The 1997 net gain on sales of rental properties and land of $1,000 represents the net gain on the sales of the Rancon Commerce Center Auto Service Center and
13.9 acres of Rancon Commerce Center lots. See Item 14 at Note 2 to the Financial Statements for further discussion of these sales.

Depreciation and amortization expense decreased $192,000 or 96% from 1996 to 1997 as a result of ceasing depreciation on January 1, 1997 of assets classified as held for sale and due to the sale of the Bowling Center property in December 1996.

In 1997, due to a decrease in the estimated fair value of the Rancon Commerce Center lots and the Mountain View Plaza Shopping Center and adjacent lots, the Partnership recorded provisions for impairment of these assets of $262,000 and $363,000, respectively. See Item 14 at Note 2 to the financial statements for further discussion on the provision for impairment of investments in real estate.

At December 31, 1997, the Partnership held a $300,000 Promissory Note secured by three Rancon Commerce Center lots totaling approximately 5.07 acres of land. On January 16, 1998 the Partnership sold this note receivable to an unaffiliated third party for $270,000. Accordingly, the Partnership recorded a provision to impairment of the note receivable of $30,000 on the accompanying December 31, 1997 statement of operations.

General and administrative expenses decreased $28,000 or 11% during the year-ended December 31, 1997 compared to the year-ended December 31, 1996. The decrease is primarily due to the one-time payment of $7,000 for professional services in 1996 rendered in connection with the valuation of the limited partner interests combined with the decrease in tax preparation fees of $14,000 as a result of additional services incurred in 1996. In addition, administrative overhead costs decreased approximately $8,000 in 1997 due to the sale of the Bowling Center property in December 1996.

1996 vs. 1995
-------------
Rental revenue decreased $83,000, or 14% in 1996 compared to 1995. The decrease is a result of the slight decrease in occupancy at the Mountain View Plaza resulting in vacancy loss of $17,000, combined with a $17,000 decrease in the billing of prior year recoveries from 1995 to 1996. Recoverable expenses were higher than budgeted in 1994 resulting in reconciliation of recoveries of $33,000 in 1995 where as in 1996 the recoveries relating to 1995 expenses were calculated to be $16,000. In addition, there was $12,000 of bad debt at Mountain View Plaza recorded as a reduction to rental revenue in 1996.

As discussed in Note 2 of the Notes to Financial Statements, the sale of the Bowling Center resulted in a gain of $138,000 and is included on the Partnership's 1996 statement of operations.

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

Depreciation and amortization expense remained consistent from 1995 to 1996.

During 1996, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots were in excess of their estimated fair value and a provision for impairment of the investments in the amount of $513,000 was recorded.

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

Year 2000 Compliance
--------------------
The Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Partnership's software applications contain a source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Partnership has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Partnership's systems that are non-compliant, coupled with the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect "Year 2000" compliance costs to have any material adverse impact on the Partnership's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Partnership's systems will be "Year 2000" compliant or that compliance costs or the impact of the Partnership's failure to achieve substantial "Year 2000" compliance will not have a material adverse effect on the Partnership's future liquidity or results of operations.

Item 8.  Financial Statements and Supplementary Data

For information with respect to Item 8, see Financial Statements and Schedules as listed in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

                                    Part III

Item 10. Directors and Executive Officers of the Partnership

Daniel Lee Stephenson and Rancon Financial Corporation (RFC) are the General Partners of the Partnership. The executive officer and director of RFC is:

Daniel L. Stephenson    Director, President, Chief Executive Officer and
                        Chief Financial Officer

There is no fixed term of office for Mr. Stephenson.

Mr. Stephenson, age 54, founded RFC (formerly known as Rancon Corporation) in 1971 for the purpose of establishing itself as a commercial, industrial and residential property syndication, development and brokerage concern. Mr. Stephenson has, from inception, held the position of Director. In addition, Mr. Stephenson was President and Chief Executive Officer of RFC from 1971 to 1986, from August 1991 to September 1992 and from March 31, 1995 to present. Mr. Stephenson is Chairman of the Board of PacWest Group, Inc., a real estate firm which has acquired a portfolio of assets from the Resolution Trust Corporation.

Item 11. Executive Compensation

The Partnership  has no executive  officers.  For information  relating to fees,
compensation,   reimbursements   and  distributions  paid  to  related  parties,
reference is made to Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

Security Ownership of Management
--------------------------------

                                                Amount and Nature of
Title of Class  Name of Beneficial Owner        Beneficial Ownership    Percent of Class
--------------  ------------------------        --------------------    ----------------
   Units        Rancon Financial Corporation    95 Units (direct)       Less than 1 percent

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

Item 13. Certain Relationships and Related Transactions

For the year ended December 31, 1997, the Partnership did not incur any costs reimbursable to RFC.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The following documents are filed as part of the report

            (1)Financial Statements:

               Report of Independent Public Accountants

               Balance Sheets as of December 31, 1997 and 1996

               Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

               Statements of Partners' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

               Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

               Notes to Financial Statements

            (2)Financial Statement Schedule:

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997 and Note thereto

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            (3)Exhibits:

            (3.1) Certificate and Agreement of Limited Partnership of the Partnership, included as Exhibit A to the Prospectus dated November 10, 1982, filed pursuant to Rule 424(b),File Number 2-68265, is incorporated as an Exhibit herein by reference.*

            (27)    Financial data schedule

                * Included as an Exhibit in the  Partnership's  annual report on
                  Form 10-K for fiscal year ended December 31, 1992.

        (b) Reports on Form 8-K

            On January 13, 1998, the Partnership filed a Form 8-K announcing the sale of three Rancon Commerce Center lots totaling 5.07 acres of undeveloped land.

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


                              RANCON REALTY FUND I,
                        a California Limited Partnership
                                  (Registrant)




Date:   March 30, 1998        By:      /s/ DANIEL L. STEPHENSON
                              Daniel L. Stephenson, General Partner and
                              Director, President, Chief Executive Officer and
                              Chief Financial Officer of
                              Rancon Financial Corporation,
                              General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.




Date:   March 30, 1998        By:      /s/ DANIEL L. STEPHENSON
                              Daniel L. Stephenson, General Partner and
                              Director, President, Chief Executive Officer and
                              Chief Financial Officer of
                              Rancon Financial Corporation,
                              General Partner

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                   Page

        Report of Independent Public Accountants                     14

        Financial Statements:

           Balance Sheets as of December 31, 1997 and 1996           15

           Statements of Operations for the years ended
              December 31, 1997, 1996 and 1995                       16

           Statements of Partners' Equity (Deficit)
              for the years ended December 31, 1997, 1996 and 1995   17

           Statements of Cash Flows for the years ended
              December 31, 1997, 1996 and 1995                       18

           Notes to Financial Statements                             19

        Schedule:

           III -Real Estate and Accumulated Depreciation
                as of December 31, 1997 and Note thereto             26

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
RANCON REALTY FUND I, A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of RANCON REALTY FUND I, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RANCON REALTY FUND I, A
CALIFORNIA LIMITED PARTNERSHIP, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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





San Francisco, California                /s/Arther Andersen LLP
  March 20, 1998

                             RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                           December 31, 1997 and 1996
                    (in thousands, except units outstanding)


Assets                                              1997            1996
------                                              ----            ----
Investments in real estate:
        Rental property held for sale         $       1,439   $       2,563
        Land held for sale                              366           1,794
                                              -------------   -------------
              Net real estate investments             1,805           4,357

Cash                                                  1,924             467
Note receivable, net                                    270               -
Accounts receivable                                      16              10
Deferred financing costs and other fees, net
  of accumulated amortization of $50 and $109
  in 1997 and 1996, respectively                         26              37
Other assets                                              6               6
                                              -------------   --------------
              Total assets                    $       4,047   $       4,877
                                              =============   =============
Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
        Note payable                          $       1,791           1,821
        Accounts payable and accrued expenses            40              23
        Interest payable                                 14              21
        Other liabilities                                12              22
                                              -------------    -------------
              Total liabilities                       1,857           1,887
                                              -------------    -------------
Partners' Equity (Deficit):
        General partners                                (35)            (19)
        Limited partners (18,346 limited partnership
        Units outstanding at December 31, 1997 and
        1996)                                         2,225           3,009
                                              -------------   -------------
              Total partners' equity                  2,190           2,990
                                              -------------   -------------
Total liabilities and partners' equity        $       4,047   $       4,877
                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                                    RANCON REALTY FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP

                                  Statements of Operations
                   For the years ended December 31, 1997, 1996 and 1995
                           (in thousands, except per unit amounts)


                                                 1997          1996        1995
Revenue:                                         ----          ----        ----
 Rental income                               $    480      $    515     $  598
 Interest and other income                         45            10          3
 Net gain on sales of rental properties and land    1           138          -
                                             --------     ---------     -------
    Total revenue                                 526           663        601
                                             --------     ---------     -------
Expenses:
 Operating                                        209           264        313
 Interest                                         179           188        183
 Depreciation and amortization                      7           199        205
 Provision for impairment of investments in
   real estate                                    625           513          -
 Provision for impairment of note receivable       30             -          -
 General and administrative                       223           251        220
 Expenses associated with undeveloped land         53            51         45
                                             ---------     ---------    --------
    Total expenses                              1,326         1,466        966
                                             ---------     ---------    --------
Net loss                                     $   (800)     $   (803)    $ (365)
                                             =========     =========    ========
Net loss per limited partnership unit        $ (42.73)     $ (42.90)    $(19.51)
                                             ========      =========    ========
Weighted  average number of limited
partnership  units  outstanding  during the
period used to compute net loss per limited
partnership
unit                                          18,347         18,347     18,350
                                              =======        =======    =======


   The accompanying notes are an integral part of these financial statements.

                             RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                     For the years ended December 31, 1997,
                          1996 and 1995 (in thousands)


                                    General Limited
                                      Partners         Partners        Total

Balance at December 31, 1994        $       4        $    4,154      $   4,158

Net loss                                   (7)             (358)          (365)
                                    ----------       -----------     -----------
Balance at December 31, 1995               (3)            3,796          3,793

Net loss                                  (16)             (787)          (803)
                                    ----------       -----------     -----------
Balance at December 31, 1996              (19)            3,009          2,990

Net Loss                                  (16)             (784)          (800)
                                    ----------       -----------     -----------
Balance at December 31, 1997        $     (35)       $    2,225      $   2,190
                                    ==========       ===========     ===========



  The accompanying notes are an intergral part of these financial statements.

                                    RANCON REALTY FUND I,
                              A CALIFORNIA LIMITED PARTNERSHIP

                                  Statements of Cash Flows
                    For the years ended December 31, 1997, 1996 and 1995
                                       (in thousands)

                                                                           1997        1996         1995
                                                                            ----        ----         ----
Cash flows from operating activities:
Net loss                                                                $    (800)   $   (803)   $   (365)
Adjustments to reconcile net loss to net cash
                  used for operating activities:
                Depreciation and amortization                                   7         199         205
                Amortization of loan fees, included in interest expense         4           4           4
                Gain on sale of rental properties and land                     (1)       (138)          -
                Provision for impairment of investment in real estate         625         513           -
                Provision for impairment of note receivable                    30           -           -
Changes in certain assets and liabilities:
                Accounts receivable                                            (6)         15          (8)
                Deferred financing costs and other fees                        (8)         (7)         (1)
                Other assets                                                    -           -           9
                Accounts payable and accrued expenses                          17           3          20
                Payable to sponsor                                              -           -        (109)
                Interest payable                                               (7)          6          15
                Other liabilities                                             (10)          5          (3)
                                                                        ----------   ---------  -----------
                Net cash used for operating activities                       (149)       (203)       (233)
                                                                        ----------   ---------  -----------
Cash flows from investing activities:
                Additions to investments in real estate                       (24)        (24)        (47)
                Proceeds from sale of property                               1960         636           -
                                                                        ----------   ---------  -----------
                Net cash provided by (used for) investing activities         1936         612         (47)
                                                                        ----------   ---------  -----------
Cash flows from financing activities:
                Increase in note receivable                                  (300)         --          --
                Notes payable principal payments                              (30)        (25)        (22)
                Borrowings on unsecured note payable                            -         144           -
                Repayment of unsecured note payable                             -        (144)          -
                                                                        -----------  ---------  -----------
                      Net cash used for financing activities                 (330)        (25)        (22)
                                                                        ----------   ---------  -----------
Net increase (decrease) in cash                                             1,457         384        (302)

Cash at beginning of year                                                     467          83         385
                                                                        ---------    --------   ----------
Cash at end of year                                                     $   1,924    $    467   $      83
                                                                        =========    ========   ==========
Supplemental disclosure of cash flow information:
                Cash paid for interest                                  $     182    $    178   $     164
                                                                        =========    =========  ==========

      The accompanying notes are an integral part of these financial statements.

                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

Note 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Rancon Realty Fund I, a California Limited Partnership (the Partnership), was organized in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing, operating and ultimately selling real property. The General Partners of the Partnership are Daniel L. Stephenson and Rancon Financial Corporation (RFC), herein referred to as the Sponsor. RFC is wholly-owned by Daniel L. Stephenson. The Partnership reached final funding in July, 1983. At December 31, 1997 and 1996, 18,346 Units were issued and outstanding.

Allocation of profits, losses, cash distributions from operations and cash distributions from sale or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the General Partners.

Plan of Orderly Liquidation
---------------------------
On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate at December 31, 1997 consist of one rental property and the adjacent lots (comprising approximately 8.9 acres). These investments are classified as property and land held for sale on the Partnership's 1997 balance sheet and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at December 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Management believes that the Partnership's available cash together with cash generated from operations prior to sale of the real estate assets and net proceeds upon sale will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

General Partners and Management Matters
---------------------------------------
In December 1994, RFC entered into an agreement with Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) (Glenborough) whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or to the liquidation of the Partnership, whichever comes first. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee of $151,000 in 1997 and $159,000 in 1996; (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 1% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the General Partners of the Rancon Partnerships. RFC has agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. This agreement was effective January 1, 1995. Glenborough is not an affiliate of RFC or the Partnership.

                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

Significant Accounting Policies
-------------------------------
Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. As discussed above, on February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. However, the liquidation proceeds and the timing thereof are not currently estimable. Once such liquidation proceeds and the cost and timing of the liquidation become determinable, the Partnership will commence reporting on the liquidation basis of accounting whereby remaining assets will be presented at the estimated realizable value and remaining liabilities, including a provision for the estimated costs of the plan, will be presented at the estimated settlement value. Accordingly, the accompanying financial statements do not provide for any adjustments relating to the aforementioned plan of orderly liquidation. Effective January 1, 1997 the Partnership ceased depreciation of rental properties held for sale.

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

Deferred Costs - Deferred loan fees are being amortized over the life of the related loans on a straight-line basis. Amortization expense, which is included in interest expense, was $4,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Deferred lease commissions are amortized over the initial fixed term of the related lease agreement. Amortization expense was $7,000, $6,000 and $11,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Rental Income - Rental income is recognized as earned over the life of the respective leases.

                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

Net Loss Per Limited Partnership Unit - Net loss per limited partnership unit is calculated using the weighted average number of limited partnership units outstanding during the period and the Limited Partners' share of the net loss.

Gain on Sale of Property - Revenue from the sale of a property is recognized at the close of escrow, when title has passed, minimum down payment requirements are met, the terms of any notes received by the Partnership satisfy continuing payment requirements and the Partnership is relieved of any requirements for continued involvement with the property.

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

Note 2. INVESTMENTS IN REAL ESTATE

Rental property held for sale as of December 31, 1997 and 1996 is as follows:

                                           1997                 1996
                                           ----                 ----
Land                              $       210,000      $       351,000
Buildings and improvements              2,468,000            4,048,000
Leasehold and improvements                119,000              116,000
                                  ---------------      ---------------
                                        2,797,000            4,515,000
Accumulated depreciation               (1,358,000)          (1,952,000)
                                  ---------------      ---------------
  Total                           $     1,439,000      $     2,563,000
                                  ===============      ===============

As of December 31, 1997, one of the Partnership's properties held for sale, Mountain View Plaza, has been pledged as security for a trust deed note payable (see Note 4).

Land held for sale as of December 31, 1997 and 1996 is as follows:
                                         1997                   1996
                                         ----                   ----
8.9 acres in Mojave, California   $       366,000      $       411,000
13.9 acres in Temecula, California              -            1,383,000
                                  ---------------      ---------------
  Total                           $       366,000      $     1,794,000
                                  ===============      ===============
The above unimproved land remains unencumbered at December 31, 1997.

In 1996, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots was in excess of its estimated fair value and a provision for impairment of the investment in the amount of $513,000 was recorded.

On March 11, 1997, the Partnership entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale was expected to be completed by April 15, 1997 at a sale price of approximately $2,150,000. On April 15, 1997, the Purchase and Sale Agreement expired; however, on June 3, 1997, the Partnership entered into a Reinstatement of Agreement of Purchase and Sale with the potential buyer at a reduced purchase price of

                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

$1,920,000. At December 31, 1997, the Agreement of Purchase and Sale again expired. Subsequent to December 31, 1997, the potential buyer again expressed interest in acquiring the property for $1,920,000; however, there is no formal contract with the buyer. As of December 31, 1997, based on the potential sale and current market conditions, management determined that the carrying value of the Partnership's investment on Mountain View Plaza Shopping Center and adjacent lots was in excess of its estimated fair value and a provision for impairment of the investment in the amount of $363,000 was recorded.

Also during 1997, management concluded that the carrying value of the Partnership's investments in the Rancon Commerce Center lots (which were sold in August and December - see below) were in excess of their estimated fair value and accordingly, a $262,000 provision for impairment of the investment in Rancon Commerce Center lots was recorded.

On August 1, 1997, the Partnership sold the Rancon Commerce Center Auto Service Center and a Rancon Commerce Center lot to an unaffiliated third party for $1,174,000 and recognized a $116,000 gain on the sale which is included in the accompanying 1997 statement of operations.

In December 1997, the Partnership sold a total of 11.63 acres of the Rancon Commerce Center lots through three separate transactions. The sales were to unaffiliated parties for an aggregate sales price of $981,000. The Partnership recognized a net loss on these sales totaling $115,000 which is included in the accompanying 1997 statement of operations.

On December 11, 1996, the Partnership sold the Bowling Center to an unaffiliated third party for $700,000 and recognized a $138,000 gain on the sale of the property which is included in the accompanying 1996 statement of operations.

Note 3.  NOTE RECEIVABLE

At December 31, 1997, the Partnership held a $300,000 Promissory Note secured by three Rancon Commerce Center lots totaling approximately 5.07 acres of land. On January 16, 1998 the Partnership sold this note receivable to an unaffiliated third party for $270,000. Accordingly, the Partnership recorded a provision to impairment of the note receivable of $30,000 on the accompanying December 31, 1997 statement of operations.

Note 4.  NOTE PAYABLE

The note payable with a balance of $1,791,000 and $1,821,000 at December 31, 1997 and 1996, respectively, collateralized by a first deed of trust on the Mountain View Plaza property, bears interest at the weighted average cost of savings, borrowings and advances for eleventh district members of the Federal Home Loan Bank System (9.5% per annum at December 31, 1997 and 1996). Principal and interest payments are due in monthly installments of approximately $17,000 and the remaining principal balance is due on June 1, 2002.

During 1996, the Partnership entered into an unsecured note payable with Glenborough in the amount of $144,000 to finance operating costs in excess of revenues. The loan accrued interest at 10% and was due and payable September 1998. In December 1996, the Partnership paid off the loan with the proceeds from the sale of the Bowling Center.

                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                         December 31,1997,1996 and 1995

The aggregate annual maturities of the remaining note payable for the years subsequent to December 31, 1997 are as follows:

        1998             $       33,000
        1999                     36,000
        2000                     39,000
        2001                     44,000
        2002                  1,639,000
                         --------------
          Total          $    1,791,000
                         ==============
Note 5.  LEASES

The Partnership's rental properties are leased under operating leases that expire at various dates through October 2007. In addition to basic monthly rentals, some of the leases provide for additional rents based upon a percentage of sales levels attained by the retail tenants. Minimum future rental income on non-cancelable operating leases as of December 31, 1997 is as follows:

        1998             $       306,000
        1999                     235,000
        2000                     211,000
        2001                     202,000
        2002                     187,000
        Thereafter               962,000
                         ---------------
          Total          $     2,103,000
                         ===============
Included in the future rental income stated above is $1,337,000 of rents from K-Mart who although vacated its space in 1993, continues to meet its monthly rental obligations pursuant to its lease.

Note 6.  TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

The Partnership's tax returns are filed on a calendar year basis. As such, the following is a reconciliation of the net income for financial reporting purposes to the estimated taxable income, for the years ended December 31, 1997, 1996 and 1995, determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).

                                                          1997             1996          1995
                                                          ----             ----          ----
Net loss per financial statements                    $     (800)           (803)   $     (365)
Tax reporting depreciation in excess
        of financial reporting depreciation                (223)           (110)         (114)
Provision for impairment of investments
        in real estate                                      625             513             -



                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

                                                           1997             1996         1995
                                                           ----             ----         ----
Tax reporting gain on sale in excess
        of financial reporting                               --             136             -
Financial reporting property tax expense
        in excess of tax reporting                            5              16             -
Operating expenses recognized in a
        different period for financial
        reporting than for income tax reporting, net         181              6           (116)
                                                    ------------    ------------   ------------
Estimated net loss for federal
        income tax purposes                          $      (212)   $      (242)   $      (595)
                                                    =============   ============   ============

The following is a reconciliation, as of December 31, 1997 and 1996, of partner's equity for financial reporting purposes to estimated partners' equity for federal income tax purposes (in thousands).

                                                         1997             1996
                                                         ----             ----
Partners' equity per financial statements       $       2,190      $     2,990
Cumulative provision for impairment of
  investment in real estate                             1,138              513
Tax reporting depreciation in excess of
        financial reporting depreciation               (1,655)          (1,432)
Financial reporting property tax expense
        in excess of tax reporting                         21               16
Operating expenses recognized in a
        different period for financial reporting
        than for income tax reporting, net                161                6
Other, net                                                (28)             (54)
                                                --------------     -------------
Estimated partners' equity for
        federal income tax purposes             $       1,827      $     2,039
                                                ==============     =============

                              RANCON REALTY FUND I
                        A CALIFORNIA LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------
        COLUMN A                          COLUMN B             COLUMN C                 COLUMN D
----------------------------------------------------------------------------------------------------------------
                                                                                      Cost Capitalized
                                                               Initial Cost to          Subsequent to
                                                                 Partnership             Acquisition
                                                               ---------------        ----------------
                                                                   Buildings
                                                                     and                          Carrying
        Description                     Encumbrances     Land    Improvements    Improvements       Cost
-----------------------------------------------------------------------------------------------------------
Rental property held for sale:

  Kern County, California
    Retail Shopping Center
      Mountain View Plaza               $     1,821    $   271     $       -    $       3,297   $     -

  Less: Provision for impairment of
    investment in real estate(4)                  -        (61)            -             (710)        -
                                        -----------    --------    -----------  --------------  --------
                                              1,821        210             -            2,587         -
                                        -----------    --------    -----------  --------------  --------
Land Held for sale:

  Kern County, California
    Unimproved lots                              - (3)      40             -              431         -

  Less: Provision for imapirment of
    investment in real estate (4)                -                         -               -        (105)
                                       ------------    -------     -----------   ------------   ---------
                                                 -          40             -              326         -
                                       ------------    -------     -----------   ------------   ---------
                                       $     1,821     $   250     $       -    $       2,913   $     -
                                       -----------     -------     -----------  -------------   ---------

--------------------------------------------------------------------------------------------------------------------------------
        COLUMN A                                     COLUMN E               COLUMN F        COLUMN G      COLUMN H     COLUMN I
---------------------------------------------------------------------------------------------------------------------------------

                                                Gross Amount Carried
                                                at December 31, 1996
                                                ----------------------
                                                    Building                                   Date                  Life
                                                      and       (1)        Accumulated     Construction  Date       Depreciated
        Description                     Land    Improvements    Total      Depreciation        Began     Acquired     Over (2)
---------------------------------------------------------------------------------------------------------------------------------
Rental property held for sale:

  Kern County, California
    Retail Shopping Center
      Mountain View Plaza           $   271     $      3,297   $ 3,568      $    1,358        9/82        7/81       Various

  Less: Provision for impairment of
    investment in real estate(4)        (61)            (710)     (771)              -
                                    --------    -------------  --------     -----------
                                        210            2,587     2,797           1,358
                                    --------    -------------  --------     -----------
Land Held for sale:

  Kern County, California
    Unimproved lots                      40              431       471             N/A           N/A        N/A        N/A

  Less: Provision for imapirment of
    investment in real estate (4)         -               -       (105)           (105)           -
                                    --------    ------------   --------     -----------
                                         40              326       366
                                    --------    ------------   --------     -----------
                                    $   250     $      2,913   $ 3,163      $    1,358
                                    --------    ------------   --------     -----------



(1) The aggregate cost for Federal income tax purposes is $ 3,409.
(2) Buildings depreciated over 30-40 years, tenant improvements depreciated over 5-10 years.
(3) Encumbered by same deed of trust as appears under Mountain View Plaza.
(4) See Note 2 to Financial Statements

                              RANCON REALTY FUND I,
                        A California Limited Partnership

         NOTE TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried:

                                                               For the years ended December 31,
                                                                 1997           1996             1995
                                                                 ----           ----             -----
INVESTMENT IN REAL ESTATE

        Balance at beginning of period                   $       6,309   $       7,809   $       7,762

                Additions (deletions) during period:
                        Improvements                                24              24              47
                        Property dispositions                   (2,545)         (1,011)              -
                        Provision for impairment of
                                investments in real estate        (625)           (513)              -
                                                         --------------  --------------  --------------
        Balance at end of period                         $       3,163   $       6,309   $       7,809
                                                         ==============  ==============  ==============
ACCUMULATED DEPRECIATION

        Balance at beginning of period                   $       1,952   $       2,270   $       2,076

                Additions charged to expense                         -             193             194
                Property dispositions                             (594)           (511)              -
                                                         --------------  --------------  --------------
        Balance at end of period                         $       1,358   $       1,952   $       2,270
                                                         ==============   =============   =============
