Form 10-Q
period 1998-03-31
RANCON REALTY FUND I
filed 1998-05-15
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________


                         Commission File Number: 0-10363


                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP.
             (Exact name of registrant as specified in its charter)

                      California                        95-3523265
                      ----------                        ----------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)

         400 South El Camino Real, Suite 1100
                 San Mateo, California                    94402-1708
                 ---------------------                    ----------
       (Address of principal executive offices)           (Zip Code)

                                 (650) 343-9300
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---


         Total number of units outstanding as of March 31, 1998: 18,346

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                           March 31,       December 31,
                                                              1998             1997
                                                        --------------     --------------
Assets
Investments in real estate:
    Rental property held for sale                       $        1,439     $        1,439
    Land held for sale                                             366                366
                                                        --------------     --------------
           Net real estate investments                           1,805              1,805

Cash and cash equivalents                                        2,148              1,924
Note receivable, net                                                --                270
Accounts receivable                                                 23                 16
Deferred financing costs and other fees,
    net of accumulated  amortization of $51
    and $50 at March 31, 1998 and December 31,
    1997, respectively                                              25                 26
Other assets                                                         7                  6
                                                        --------------    ---------------

           Total assets                                 $        4,008     $        4,047
                                                        ==============     ==============

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Note payable                                        $        1,783     $        1,791
    Accounts payable and accrued expenses                           23                 40
    Interest payable                                                14                 14
    Other liabilities                                               12                 12
                                                        --------------     --------------

       Total liabilities                                         1,832              1,857
                                                        --------------     --------------

Partners' Equity (Deficit):
    General partners                                               (35)               (35)
    Limited partners, 18,346 limited partnership
      units outstanding at March 31, 1998 and
      December 31, 1997                                          2,211              2,225
                                                        --------------     --------------

           Total partners' equity                                2,176              2,190
                                                        --------------     --------------

            Total liabilities and partners' equity      $        4,008     $        4,047
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

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                        Three months ended
                                                            March 31,
                                                      ----------------------
                                                         1998         1997
                                                      ----------------------
Revenue:
    Rental income                                      $     92     $    130
    Interest and other income                                25            1
                                                       --------     --------

        Total revenue                                       117          131
                                                       --------     --------

Expenses:
    Operating                                                38           59
    Interest                                                 44           44
    Depreciation and amortization                            --            1
    General and administrative                               42           59
    Expenses associated with undeveloped land                 7           12
                                                       --------     --------

        Total expenses                                      131          175
                                                       --------     --------

Net loss                                               $    (14)    $    (44)
                                                       ========     ========

Net loss per limited partnership unit                  $  (0.76)    $  (2.34)
                                                       =========    =========

Weighted average number of limited partnership
   units outstanding during the period used to
   compute net loss per limited partnership unit         18,346       18,346
                                                       ========     ========












                 See accompanying notes to financialstatements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements  of  Partners'  Equity  (Deficit)
                For the  three months ended March 31, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)



                                  General         Limited
                                  Partners       Partners           Total
                               --------------    -----------    -------------

Balance at December 31, 1997   $         (35)   $      2,225    $       2,190

Net loss                                  --             (14)             (14)
                               -------------    ------------    -------------

Balance at March 31, 1998      $         (35)   $      2,211    $       2,176
                               =============    ============    =============



Balance at December 31, 1996   $         (19)   $      3,009    $       2,990

Net loss                                  (1)            (43)             (44)
                               -------------    ------------    -------------

Balance at March 31, 1997      $         (20)   $      2,966    $       2,946
                               =============    ============    =============















                 See accompanying notes to financialstatements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             1998          1997
                                                           ---------------------
Cash flows from operating activities:
  Net loss                                                 $  (14)       $  (44)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Depreciation and amortization                              --             1
    Amortization of loan fees, included in
     interest expense                                           1             1
Changes in certain assets and liabilities:
    Accounts receivable                                        (7)
    Other assets                                               (1)            4
    Accounts payable and accrued expenses                     (17)           (1)
                                                           -------        ------

       Net cash used for operating activities                  38)          (39)
                                                           -------        ------
Cash flows from investing activities:
    Additions to real estate                                   --            (2)
    Collection of note receivable                             270            --
                                                           -------       -------
     Net cash provided by (used for)  investing activitieS    270            (2)
                                                           -------       -------

Cash flows from financing activities:
    Note payable principal payments                            (8)           (8)
                                                           -------       -------

       Net cash used for financing activities                  (8)           (8)
                                                           -------       -------

Net increase (decrease) in cash and cash equivalents          224           (49)

Cash and cash equivalents at beginning of period            1,924           467
                                                           -------       -------

Cash and cash equivalents at end of period                  2,148           418
                                                           =======       =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   43        $   49
                                                           =======       =======




                 See accompanying notes to financialstatements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1998
                                   (Unaudited)



Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------------------------------

In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, a California Limited Partnership, (the Partnership) as of March 31, 1998 and December 31, 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the three months ended March 31, 1998 and 1997.

Allocation of profits, losses, cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate consist of one rented property and the adjacent lots (comprising approximately 8.9 acres). These investments are classified as property and land held for sale on the Partnership's March 31, 1998 and December 31, 1997 balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at March 31, 1998 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets; currently $126,000 per year, (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 2% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the general partner of the Rancon
Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of

                            RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                 March 31, 1998
                                   (Unaudited)


the limited partners to substitute itselfas the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Reclassification - Certain 1997 balances have been reclassified to conform with the current period presentation.

Note 2.           REFERENCE TO 1997 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1997 audited financial statements.

Note 3.           NOTE RECEIVABLE
                  ---------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 Financial Statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Rancon Realty Fund I, a California Limited Partnership, (the Partnership) completed its public offerings of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of March 31, 1998, the Partnership had cash of $2,148,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, all held for sale, which totaled approximately $1,805,000 at March 31, 1998.

On February 12, 1997, the General Partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate consist of one rented property and the adjacent lots (comprising approximately 8.9 acres). These investments are classified as rental property and land held for sale on the accompanying March 31, 1998 and December 31, 1997 balance sheets and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at March 31, 1998 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

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

The Partnership has a single note payable, in the amount of $1,783,000 which is secured by Mountain View Plaza Shopping Center and matures on June 1, 2002. Meanwhile, as of April 1998, the Partnership has discontinued the payment of debt service on the loan although, as of the date of this filing, the Partnership has not received a Notice of Default or a Notice of Foreclosure from the secured lender. The Partnership is currently negotiating with a third party buyer for the sale of the Mountain View Plaza Shopping Center and the adjacent lots. The

Partnership plans to pay-off the loan if a purchase and sale agreement can be reached with the third party buyer and the sale closes. If this asset cannot be sold by year-end we will abandon this asset and terminate the partnership.

Management believes that the Partnership's available cash will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS

Rental income for the three months ended March 31, 1998 decreased $38,000, or 29%, compared to the three months ended March 31, 1997 primarily due to the sale of the Rancon Commerce Center Auto Service Center on August 1, 1997. Occupancy rates at Mountain View Plaza Shopping Center as of March 31, 1998 and March 31, 1997 were 93% and 90%, respectively.

Interest and other income increased $24,000 during the three months ended March 31, 1998 compared to the same period in 1997 due to interest earned on invested cash balances.

The decrease in operating expenses of $21,000 or 36% is primarily due to the sale of the Rancon Commerce Center Auto Service Center.

General and administrative expenses decreased $17,000 or 29% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to a reduction in administrative overhead costs of $8,000 as a result of the sale of Rancon Commerce Center Auto Service, a decrease of $3,000 for a one-time data processing charge, a decrease of $3,000 in professional services and a $3,000 decrease in miscellaneous expenses.

The decrease in expenses associated with undeveloped land of $7,000 or 42% is primarily due to the 1997 sales of the Rancon Commerce Center lots.

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


                              RANCON REALTY FUND I,
                                    a California Limited Partnership
                                    (Registrant)



Date: May 14, 1998                  By:  /s/ Daniel L. Stephenson
                                        -------------------------
                                    Daniel L. Stephenson,
                                    General Partner and Director,
                                    President, Chief Executive Officer
                                    and Chief Financial Officer of
                                    Rancon Financial Corporation,
                                    General Partner of
                                    Rancon Realty Fund I,
                                    a California Limited Partner