Form 10-Q
period 1998-06-30
RANCON REALTY FUND I
filed 1998-08-13
CIK 701637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
                        --------------------------------
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

                                   Yes X  No
                                      ----   ----

          Total number of units outstanding as of June 30, 1998: 18,346

Part I.           FINANCIAL INFORMATION


Item 1.           Financial Statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

                                                           June 30,           December 31,
                                                             1998                1997
                                                        --------------      ---------------
Assets
------
Investments in real estate:
    Rental property held for sale                       $        1,439      $        1,439
    Land held for sale                                             366                 366
                                                        --------------       -------------
          Net real estate investments                            1,805               1,805

Cash and cash equivalents                                        2,103               1,924
Note receivable, net                                                --                 270
Accounts receivable                                                 16                  16
Deferred financing costs and other fees, net of
    accumulated  amortization of $52
    and $50 at June 30, 1998 and
    December 31, 1997, respectively                                 24                  26
Other assets                                                        11                   6
                                                        --------------      --------------
           Total assets                                 $        3,959      $        4,047
                                                        ==============      ==============
Liabilities and Partners' Equity (Deficit)
------------------------------------------
Liabilities:
    Note payable                                        $        1,772      $        1,791
    Accounts payable and other liabilities                          41                  66
                                                        --------------      ---------------
       Total liabilities                                         1,813               1,857
                                                        --------------      --------------
Partners' Equity (Deficit):
    General partners                                               (36)                (35)
    Limited partners, 18,346 limited partnership
      units outstanding at June 30, 1998 and
      December 31, 1997                                          2,182               2,225
                                                         -------------      ---------------
           Total partners' equity                                2,146               2,190
                                                         -------------      ---------------
              Total liabilities and partners' equity    $        3,959      $        4,047
                                                         =============      ===============

                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                           Three months ended              Six months ended
                                                               June 30,                         June 30,
                                                           ------------------              -----------------
                                                        1998             1997             1998              1997
                                                    ----------         ----------      ----------        -----------
Revenues:
 Rental income                                      $      102         $      137       $     194        $      267
 Interest and other income                                  25                 22              50                23
                                                    ----------         ----------       ---------        -----------
        Total revenue                                      127                159             244               290
                                                    ----------         ----------       ---------        -----------
Expenses:
 Operating                                                  47                 55              85               114
 Interest                                                   42                 45              86                89
 Amortization                                               --                  6              --                 7
 Provision for impairment of investments
    in real estate                                          --                215              --               215
 General and administrative                                 66                 57             108               116
 Expenses associated with undeveloped land                   2                 21               9                33
                                                    ----------         ----------       ----------       -----------
        Total expenses                                     157                399             288               574
                                                    ----------         ----------       ----------       -----------
Net loss                                            $      (30)        $     (240)      $     (44)        $    (284)
                                                    ===========        ===========      ==========       ===========
Net loss per limited partnership unit               $    (1.63)        $   (12.81)      $   (2.39)        $  (15.15)
                                                    ===========        ===========      ==========       ===========
Weighted average number of limited partnership
  units outstanding during the period used to
  compute net loss per limited partnership unit         18,346             18,346          18,346             18,346
                                                    ===========        ===========      ===========       ===========








                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)



                                     General         Limited
                                     Partners       Partners         Total


Balance at December 31, 1997      $         (35)   $      2,225  $       2,190

Net loss                                     (1)            (43)           (44)
                                  --------------   -------------  --------------
Balance at June 30, 1998          $         (36)   $      2,182  $       2,146
                                  ==============   ============= ===============


Balance at December 31, 1996      $         (19)   $      3,009  $       2,990

Net loss                                     (6)           (278)          (284)
                                  --------------   ------------- ---------------
Balance at June 30, 1997          $         (25)   $      2,731  $       2,706
                                  ==============   ============= ===============














                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                             Six months ended
                                                                 June 30,
                                                             ----------------
                                                              1998        1997
                                                          ----------    --------
Cash flows from operating activities:
  Net loss                                                  $    (44)   $  (284)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Amortization                                                  --          7
    Amortization of loan fees, included in
      interest expense                                             2          2
    Provision for impairment of investments in
      real estate                                                 --        215
Changes in certain assets and liabilities:
    Deferred financing costs and other fees                       --         (7)
    Other assets                                                  (5)         6
    Accounts payable and other liabilities                       (25)       (20)
                                                             --------    -------
       Net cash used for operating activities                    (72)       (81)
                                                             --------    -------
    Cash flows from investing activities:
    Additions to real estate                                      --        (17)
    Collection of note receivable                                270         --
                                                             --------    -------
    Net cash provided by (used for) investing activites          270        (17)
                                                             --------    -------
Cash flows from financing activities:
    Note payable principal payments                              (19)       (15)
                                                             --------    -------
Net increase (decrease) in cash and cash equivalents             179       (113)

Cash and cash equivalents at beginning of period               1,924        467
                                                             -------     -------
Cash and cash equivalents at end of period                  $  2,103    $   354
                                                             =======    ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    100    $    94
                                                             =======    ========


                 See accompanying notes to financial statements.

                              RANCON REALTY FUND I,

                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1998
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES
                  --------------------------------------------------------
In the opinion of Rancon Financial Corporation (RFC) and Daniel Lee Stephenson (the Sponsors) and Glenborough Corporation (successor by merger with Glenborough Inland Realty Corporation) ("Glenborough"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Rancon Realty Fund I, a California Limited Partnership, (the Partnership) as of June 30, 1998 and December 31, 1997, and the related statements of operations, for the three and six months ended June 30, 1998 and 1997, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1998 and 1997.

Allocation of profits, losses, cash distributions from operations and cash distributions from sales or financing are made pursuant to the terms of the Partnership Agreement which generally allocates such items 98% to the limited partners and 2% to the general partners.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate consist of one rental property and the adjacent lots (comprising approximately 8.9 acres). These investments are classified as property and land held for sale on the Partnership's June 30, 1998 and December 31, 1997 balance sheets and are recorded at the estimated fair value of the respective asset. The carrying value of the investments in real estate at June 30, 1998 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

Effective January 1, 1995, RFC entered into an agreement with Glenborough whereby RFC sold to Glenborough the contract to perform the rights and responsibilities under RFC's agreement with the Partnership and other related Partnerships (collectively, the Rancon Partnerships) to perform or contract on the Partnership's behalf for financial, accounting, data processing, marketing, legal, investor relations, asset and development management and consulting services for the Partnership for a period of ten years or until the liquidation of the Partnership, whichever comes first. Effective January 1, 1998, the agreement was amended to eliminate Glenborough's responsibility for providing investor relation services and Preferred Partnership Services, Inc. ("PPS"), a California Corporation unaffiliated with the Parnership, contracted to assume these services. According to the contract, the Partnership will pay Glenborough for its services as follows: (i) a specified asset administration fee which is fixed for five years subject to reduction in the year following the sale of assets; currently $126,000 per year, (ii) sales fees of 2% for improved properties and 4% for land; (iii) a refinancing fee of 2% and (iv) a management fee of 5% of gross rental receipts. As part of this agreement, Glenborough will perform certain responsibilities for the general partner of the Rancon
Partnerships and RFC agreed to cooperate with Glenborough, should Glenborough attempt to obtain a majority vote of the limited partners to substitute itself as the Sponsor for the Rancon Partnerships. Glenborough is not an affiliate of RFC or the Partnership.

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

Note 3.           NOTE RECEIVABLE
                  ---------------
At December 31, 1997, the Partnership held a $300,000 Promissory Note secured by three Rancon Commerce Center lots totaling approximately 5.07 acres of land. On January 16, 1998 the Partnership sold this note to an unaffiliated third party for $270,000. Accordingly, the Partnership recorded a provision to impairment of the note receivable of $30,000 as of December 31, 1997.

Note 4.           INVESTMENTS IN REAL ESTATE
                  --------------------------
The Partnership has entered into a purchase and sale agreement with an unaffiliated third party for the sale of Mountain View Plaza Shopping Center and the adjacent land. The sale is expected to be completed prior to December 31, 1998 at a sale price of $1,920,000, but there can be no assurance that the sale will actually be completed. If the sale is completed, after accruing for all unpaid liabilities, the Partnership will make a final distribution to the partners and the Partnership will be liquidated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------
The following discussion addresses the Partnership's financial condition at June 30, 1998 and its results of operations for the six months ended June 30, 1998 and 1997. This information should be read in conjunction with the Partnership's audited December 31, 1997 financial statements, notes thereto and other information contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Rancon Realty Fund I, a California limited partnership, (the Partnership) completed its public offering of limited partnership units (Units) in the amount of $15,981,000 (net of selling and organization expenses) in July, 1983. As of June 30, 1998, the Partnership had cash of $2,103,000. The remainder of the Partnership's assets consist primarily of its investments in real estate, all held for sale, which totaled approximately $1,805,000 at June 30, 1998.

On February 12, 1997, the general partners adopted a plan of orderly liquidation of the Partnership's assets. During 1997, the Partnership sold one rental property and approximately 13.9 acres of land. The remaining investments in real estate consist of one rental property and the adjacent lots (comprising approximately 8.9 acres. These investments are classified as rental property and land held for sale on the accompanying June 30, 1998 and December 31, 1997 balance sheets and are recorded at the estimated fair value of the respective assets. The carrying value of the investments in real estate at June 30, 1998 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners.

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

The Partnership has entered into a purchase and sale agreement with an unaffiliated third party for the sale of the Mountain View Plaza Shopping Center and the adjacent land. The sale is expected to be completed prior to December 31, 1998 at a sales price of $1,920,000, but there can be no assurance that the sale will actually be completed. If the sale is completed, after accruing for all unpaid liabilities, the Partnership will make a final distribution to the partners and the Partnership will be liquidated. If this asset cannot be sold by year-end the Partnership will abandon this asset and terminate the Partnership.

At December 31, 1997, the Partnership held a $300,000 Promissory Note secured by three Rancon Commerce Center lots totaling approximately 5.07 acres of land. On January 16, 1998 the Partnership sold this note receivable to an unaffiliated third party for $270,000. Accordingly, the Partnership recorded a provision to impairment of the note receivable of $30,000 as of December 31, 1997.

Management believes that the Partnership's available cash will be sufficient to finance the cash requirements of the Partnership until an orderly liquidation is completed.

RESULTS OF OPERATIONS
---------------------
Rental income for the three and six months ended June 30, 1998 decreased $35,000 and $73,000, respectively, compared to the three and six months ended June 30, 1997, primarily due to the sale of the Rancon Commerce Center Auto Service Center on August 1, 1997. Occupancy rates at Mountain View Plaza Shopping Center as of June 30, 1998 and June 30, 1997 were 65% and 92%, respectively.

Interest and other income increased $27,000 during the six months ended June 30, 1998 compared to the same period in 1997 due to interest earned on invested cash balances.

The decrease in operating expenses of $8,000 and $29,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, is primarily due to the sale of the Rancon Commerce Center Auto Service Center.

At June 30, 1997, management concluded that the carrying value of the Partnership's investment in Mountain View Plaza Shopping Center and adjacent lots was in excess of their estimated fair value and a provision for impairment of the investment in the amount of $215,000 was recorded.

General and administrative expenses decreased $8,000 or 7% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to a reduction in data processing costs and miscellaneous expenses.

The decrease in expenses associated with undeveloped land of $19,000 and $24,000 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997, is primarily due to the 1997 sales of the Rancon Commerce Center lots.

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


                          RANCON REALTY FUND I,
                          A CALIFORNIA LIMITED PARTNERSHIP
                          (Registrant)



Date: August 14, 1998      By:_______________________________
                              Daniel L. Stephenson,
                              General Partner and Director,
                              President, Chief Executive Officer
                              and Chief Financial Officer of
                              Rancon Financial Corporation,
                              General Partner of
                              Rancon Realty Fund I,
                              a California Limited Partnership